Form 10-K
period 2004-12-31
ADEZA BIOMEDICAL CORP
filed 2005-03-29
CIK 902482

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number:

Adeza Biomedical Corporation
(Exact name of Registrant as specified in its charter)

Delaware	77-0054952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1240 Elko Drive, Sunnyvale, California 94089
(Address of principal executive offices and zip code)
(408) 745-0975
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑          ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 2005 (based on the closing price of $14.31 per share as quoted by The NASDAQ Stock Market as of such date) was $149,236,829.
      As of March 15, 2005, 16,601,621 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      (1) Portions of the Proxy Statement to be filed by the registrant with the Securities and Exchange Commission on or prior to April 30, 2005 and to be used in connection with the registrant’s Annual Meeting of Stockholders expected to be held on or about June 9, 2005 are incorporated by reference in Part III of this Form 10-K.

      Adeza Biomedical Corporation Trademarks and Registered Trademarks are trademarks of Adeza. Our trademarks and trade names include the stylized A, Adeza®, E-tegrity® Test, Full Termtm and TLiIQ® System. Other service marks, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

i

PART 1

Item 1.	Business
FORWARD-LOOKING STATEMENTS
      This Form 10-K contains forward-looking statements. All statements contained in this Form 10-K other than statements of historical fact are forward-looking statements. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “could,” “would,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

•	the unpredictability of our quarterly and annual revenues and results of operations, including on a quarter-to-quarter basis;

•	our estimates regarding market size, future revenues, royalty costs, expenses and capital requirements and needs for additional financing;

•	the rate and degree of market acceptance of our products;

•	our marketing and manufacturing capacity and strategy;

•	our ability to develop and market new and enhanced products;

•	the timing of and our ability to obtain and maintain regulatory clearances for our products;

•	the timing of, and our ability to obtain, reimbursement for our diagnostic products; and

•	our competitors.
      Any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. We have based these forward-looking statements on our current expectations and projections about future events and trends. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Factors that may affect future results.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.
      These forward-looking statements speak only as of the date of this Form 10-K. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.
OVERVIEW
      We design, develop, manufacture and market innovative products for women’s health. Our initial focus is on reproductive healthcare, using our proprietary technologies to predict preterm birth and assess infertility. Our primary product is a patented diagnostic test, the Fetal Fibronectin Test, that utilizes a single-use, disposable cassette, and is analyzed on our patented instrument, the TLiIQ System. This test is approved by the Food and Drug Administration, or FDA, for broad use in assessing the risk of preterm birth and is branded as FullTermtm, the Fetal Fibronectin Test.
      Our Fetal Fibronectin Test is designed to objectively determine a woman’s risk of preterm birth by detecting the presence of a specific protein, fetal fibronectin, in vaginal secretions during pregnancy. Testing for fetal fibronectin during pregnancy provides a more accurate assessment of the likelihood of a preterm birth than traditional methods. According to the New England Journal of Medicine, preterm births have historically accounted for up to 85% of all pregnancy-related complications and deaths in the United States. The March of Dimes estimated that over $15.5 billion in costs were associated with the care of preterm or low birth weight infants in 2002. By correctly identifying women at risk for preterm birth, we believe our Fetal Fibronectin Test leads to improved patient care and significant cost savings and has the potential to fundamentally change how healthcare providers select the appropriate course of treatment for pregnant women.
      Healthcare providers have historically had difficulty with accurately predicting when a woman is likely to give birth. Data from numerous clinical studies have demonstrated that our Fetal Fibronectin Test has a greater predictive value than traditional risk assessment methods for identifying women at risk of preterm birth. For example, a negative Fetal Fibronectin Test for a woman presenting with signs and symptoms of preterm labor indicates a 99.5% probability that she will not deliver in the next seven days. A negative test result enables the healthcare provider to avoid unnecessary and costly hospitalization and drug treatment. Although a positive Fetal Fibronectin Test does not have the same predictive value as a negative test result, if the Fetal Fibronectin Test result is positive, the healthcare provider may proactively prescribe various treatments to delay or manage preterm labor and birth.
      The patient population for which our Fetal Fibronectin Test is approved can be divided into three patient categories. The first category consists of women who present with signs and symptoms of preterm labor and are typically directed to the hospital. The second and third categories include women designated as either “high-risk” or “low-risk” for preterm birth by their healthcare providers, and who currently exhibit no signs and symptoms of preterm labor. We believe that by using the Fetal Fibronectin Test periodically during a pregnancy, healthcare providers can more accurately assess the likelihood that women in all three categories will not deliver preterm.
      As of December 31 2004, our direct sales force consisted of approximately 70 representatives who sell to hospital and clinical laboratories, health plans and healthcare providers. Our Fetal Fibronectin Test has been assigned a reimbursement code used for insurance processing of claims for the Fetal Fibronectin Test, and we believe that reimbursement for our Fetal Fibronectin Test has been regularly available through health plan organizations and most state Medicaid programs.
      We also market and sell the E-tegrity Test, an infertility-related test based on a proprietary analyte specific reagent, to assess receptivity of the uterus to embryo implantation in women with unexplained infertility. The E-tegrity Test can be particularly useful for women who are considering assisted reproductive technologies, including in vitro fertilization, or IVF. We are also seeking to expand the indications for use of our Fetal Fibronectin Test for predicting successful induction of labor, for predicting delivery at term and for diagnostic applications in oncology, including bladder cancer.
OVERVIEW OF TARGETED MARKETS

Preterm birth
      There are approximately four million births in the United States annually. Births occurring before 37 weeks of pregnancy are defined as preterm, and in recent years, according to a 2004 publication by the Center for Disease Control and Prevention, or CDC, preterm births represent approximately 12% of all births. On average, this equates to approximately 1,375 preterm births per day, or over 500,000 preterm births per year. According to the Centers for Disease Control and Prevention, the percentage of preterm births in the United States grew to 12% of all births in 2003, an increase of 31% since 1981. This increase in the preterm birth rate is a growing public health concern. In January 2003, the March of Dimes launched a five-year, $75 million campaign to reduce the number of preterm births.
      According to a 1994 publication from the National Conference of State Legislators, the costs of newborn intensive care in the United States ranged between $20,000 and $400,000 per infant. According to the March of Dimes, the average hospital charge for preterm/low birth weight infants was $79,000, compared to $1,500 for an uncomplicated newborn stay. Infants born preterm often receive specialized care in a neonatal intensive care unit, or NICU, with charges ranging from approximately $800 to $2,700 per day in 1998. In addition, medical costs following discharge for preterm births can be substantial as a result of ongoing physical and mental developmental complications. We believe medical costs can be reduced if women at risk of preterm birth could be identified earlier and appropriately treated.

Preterm birth market segments
      Women that are evaluated and potentially treated for preterm birth fall into three categories:

•	Women with signs and symptoms of preterm labor — We believe that there are approximately 1 million episodes each year in the United States where women who were originally designated as either “high-risk” or “low-risk” for preterm birth seek urgent medical care for signs and symptoms of preterm labor. Some of these signs and symptoms include uterine contractions, cervical dilation, vaginal infection, backache, pelvic pain, abdominal fullness or discomfort, change in vaginal discharge and vaginal bleeding. However, as these signs and symptoms are common throughout pregnancy, they do not provide a sufficient basis for making an accurate diagnosis of preterm labor and impending birth. Without a reliable method to assess the risk of preterm birth, the healthcare provider may not be able to make appropriate treatment decisions, such as whether to hospitalize the woman, prescribe medications to delay the onset of labor or accelerate fetal lung development, request expensive transport to an advanced NICU facility or instruct the woman to remain home on bed rest and discontinue employment. If appropriate, these interventions can significantly increase the chance of infant survival. If healthcare providers could accurately identify women at risk, they could avoid many unnecessary interventions and their associated costs.

•	Women designated as “high-risk” for preterm birth — We believe that up to 1.2 million women in the United States annually may be designated as “high-risk” for preterm birth during their pregnancy. Risk factors include previous preterm birth, multiple gestation, uterine anomalies, gestational diabetes, hypertension, low pre-pregnancy weight, use of illicit drugs, sexually transmitted diseases, vaginal infections, smoking, consumption of alcohol and demographic factors such as low socioeconomic status, certain ages and races. In addition, some women may also be designated as “high-risk” later in pregnancy when evaluated using a vaginally inserted ultrasound probe to assess cervical length. This method requires specially trained medical personnel, and its accuracy is highly dependent on specific user technique. However, healthcare providers have had limited success in accurately determining the risk of preterm birth based on these risk factors and evaluations. As a result, there is a need for an easy-to-use, objective method to identify women at multiple times during pregnancy who are truly at high risk for preterm birth.

•	Women designated as “low-risk” for preterm birth — We believe that up to 2.8 million women annually in the United States with no known risk factors are designated as “low-risk.” However, according to the March of Dimes, women with no known causes of preterm birth account for approximately 50% of all preterm births. We believe the ability to accurately diagnose which of these women are truly at high risk for preterm birth is currently beyond the scope of traditional evaluation methods. Women who are inaccurately identified as “low-risk” are excluded from the potential benefits of existing interventions. If these women could be accurately identified as “high-risk” by periodic testing, their pregnancies potentially could be prolonged with appropriate medical treatment and lifestyle changes. These treatments could result in substantial medical benefits to the mother and infant, as well as significant cost savings.

Current treatments and interventions for preterm birth
      Identification of women at risk for preterm birth can be critical because the use of certain interventions to delay preterm birth may improve infant survival rates and reduce the severity of complications. Interventions may include hospitalization, consultation with a highly-skilled specialist, transport to a more advanced NICU facility, drug treatments such as tocolytics, which are used to delay the onset of birth by reducing contractions, corticosteroids for acceleration of fetal lung development, administration of progesterone to reduce the likelihood of preterm birth, antibiotics and lifestyle modifications, including bed rest and discontinuing work.
      There is ongoing research into the development of medications to further slow or prevent preterm births. For example, a multi-center, randomized, controlled clinical trial was conducted by the National Institutes of Health and published in the New England Journal of Medicine in 2003 that used a progesterone formulation to prevent preterm birth in a group of “high-risk” women with a prior preterm birth. The study showed that in women with a prior preterm birth, there was a reduction in preterm birth by more than 33% in the treatment group as compared to a group treated with a placebo.

Infertility
      According to the CDC National Center for Health Statistics, approximately 6.1 million women in the United States are affected by some form of infertility. It was estimated that approximately 1.2 million women had an infertility appointment in 1995 in the United States. Based upon a 1998 publication by the American Society for Reproductive Medicine, we believe approximately 10% to 15% of infertile women are classified as suffering from unexplained infertility where extensive tests for known factors have failed to reveal a cause. Infertile women are candidates for assisted reproductive technologies, including IVF.
      According to the American Society of Reproductive Medicine, the average cost of an IVF cycle is $12,400. Receptivity of the uterus to undergo implantation varies by patient, and we are unaware of any current methods by which to evaluate women on this basis. The ability to predict good candidates for IVF procedures would help prevent unnecessary and costly IVF cycles.

Induction of labor
      Induction of labor is the process by which medications and other treatments are used to initiate labor and delivery. According to a 2003 publication by the CDC, in 2002, 820,000 of the estimated four million births in the United States were induced. The same publication indicated that the percentage of induced labor more than doubled from approximately 9% in 1989 to approximately 21% in 2002. Induction of labor may be required for certain maternal or fetal conditions. In addition, we believe a number of inductions are elective in nature and performed for the convenience of the patient or healthcare provider. Healthcare providers have traditionally assessed women as candidates for successful induction of labor through the presence of certain clinical characteristics such as softness, dilation and thickness of the woman’s cervix. These clinical characteristics are not always reliable predictors of which women will be successfully induced. As a result, many women who are not good candidates for labor induction may endure prolonged dysfunctional induced labor with exposure to drugs such as cervical ripening agents or oxytocin and an elevated risk of cesarean section.
      We believe the current use of subjective evaluation techniques to predict the successful induction of labor contributes to the annual cesarean section rate in the United States. Based upon a 2003 publication by the CDC, cesarean sections represented 26% of all births in the United States in 2002. This is the highest rate ever reported in the United States and has risen 26% since 1996. Delivery by cesarean section typically results in costs of approximately $2,000 more than vaginal delivery based on a 2002 article published by the American Journal of Obstetrics and Gynecology. In addition, unsuccessful induction of labor may be associated with medical complications for both the mother and infant, as well as increased hospital stays and neonatal costs. In addition, women who undergo a cesarean section are often encouraged to continue to have cesarean sections in subsequent pregnancies. An objective diagnostic test to assist healthcare providers in predicting the successful induction of labor would help improve labor success rates and reduce unnecessary cesarean sections.

Oncology — bladder cancer
      According to a 2003 publication in the Journal of Clinical Ligand Assay, bladder cancer is the fifth most common cancer in the United States. The American Cancer Society estimates that there will be more than 60,000 new cases diagnosed in the United States in 2004. The National Cancer Institute found in a 1995 study that the existing patient population for bladder cancer is approximately 500,000 cases. According to a 2004 article published in Clinical Chemistry, following treatment, even patients initially diagnosed with superficial tumors must be monitored closely as two-thirds of these patients will experience a recurrence within five years and almost 90% will have a recurrence within 15 years. Current diagnostic tools and techniques include visual observation through cystoscopy, evaluation of potential cancer cells through cytology and assessment of tissue biopsies. There are several FDA-cleared tests for monitoring patients and a limited number of tests that have been approved by the FDA for use in screening for bladder cancer. However, these tests detect bladder cancer with varying degrees of success and are generally more successful in detecting more advanced cancers. We believe there is a market opportunity for a more accurate and reliable test to monitor and screen for bladder cancer at an early stage.
FETAL FIBRONECTIN OVERVIEW
      Fetal fibronectin is a protein expressed in the fetal membranes and placenta at the interface between the mother and fetus. Fetal fibronectin is believed to play a role in the adhesion of the fetal membranes to the wall of the uterus. In a normal pregnancy, the level of fetal fibronectin in vaginal secretions is typically elevated through weeks 16 to 20 of gestation as the fetal membranes adhere to the uterine wall. From week 20 through week 35 of gestation, fetal fibronectin levels are typically low. As the pregnancy reaches term, the fetal fibronectin level rises significantly. Therefore, low levels of fetal fibronectin in vaginal secretions between week 20 and week 35 of gestation are highly correlated with a low risk of preterm birth, while high levels of fetal fibronectin during this time period indicate a greater risk of preterm birth. Testing for the presence or absence of fetal fibronectin enables healthcare providers to identify women at risk for preterm birth, and may also be useful in predicting the successful induction of labor.
      Fetal fibronectin has also been shown to be present in certain forms of cancer. In oncology, fetal fibronectin is referred to as oncofetal fibronectin. The protein is expressed in several forms of cancer where its adhesive properties may help the cancer to attach to tissue and grow. Oncofetal fibronectin can potentially be detected in cancerous tissues or in fluids that come into contact with those tissues.
THE ADEZA SOLUTION
      We believe that our proprietary, FDA-approved diagnostic test and instrument, the single-use, disposable Fetal Fibronectin Test and the TLiIQ System have the potential to fundamentally change how healthcare providers select the appropriate course of treatment for pregnant women and to become a standard of care for use in pregnancy. The clinical efficacy of our Fetal Fibronectin Test for preterm birth has been demonstrated in numerous peer-reviewed clinical publications, including the Peaceman et al. trial, published in the American Journal of Obstetrics and Gynecology, and the Goldenberg et al. trial, published in the American Journal of Public Health and Obstetrics & Gynecology, two multi-center clinical trials. Our Fetal Fibronectin Test was used to obtain the results described in each of these publications. In addition, cost savings resulting from the use of our test have also been confirmed in peer-reviewed publications such as articles published by Joffe et al. and Giles et al. in the American Journal of Obstetrics and Gynecology.
      The Fetal Fibronectin Test and the TLiIQ System have the following key characteristics:

•	Objective result — Instrument provides a positive or negative result;

•	Low-cost instrument — Minimal cost is incurred to acquire the instrument;

•	Rapid turnaround — Produces a result in less than 25 minutes;

•	Easy to use — Simple and convenient test procedure and instrument user interface;

•	Established reimbursement — Reimbursement provided by large US health plans; and

•	Significant cost savings opportunity — Reduces hospital admissions, eliminates unnecessary transports and avoids costly interventions.
      We market the Fetal Fibronectin Test to healthcare providers for women who are seeking urgent medical care for signs and symptoms of preterm labor in the hospital. While a woman is being evaluated, the Fetal Fibronectin Test is run in the hospital laboratory with the result generated in less than 25 minutes. A negative Fetal Fibronectin Test for women with signs and symptoms of preterm labor effectively rules out the chance of preterm birth in the next seven days, with a 99.5% probability, as reported by Peaceman et al. in the American Journal of Obstetrics and Gynecology and incorporated in our FDA labeling. We believe this avoids unnecessary hospitalization, medications, hospital transport, or bed rest. A positive Fetal Fibronectin Test provides the healthcare provider with a more accurate assessment of who will deliver preterm in the next seven days than traditional risk factors. The probability of a preterm birth within seven days of a positive Fetal Fibronectin Test is 12.7%, according to data collected by Peaceman et al. and incorporated in our FDA labeling. By comparison, the Peaceman et al. data indicates that traditional risk factors such as genital tract infection, uterine activity, vaginal bleeding and cervical dilation have positive predictive values of only 1.7%, 6.3%, 7.6% and 8.5%, respectively. If the Fetal Fibronectin Test is positive, the healthcare provider may proactively prescribe various treatments to delay or manage preterm labor and birth.
      We also market the Fetal Fibronectin Test to healthcare providers for women who have been designated as “high-risk.” These women should be carefully monitored throughout their pregnancy, and a Fetal Fibronectin Test can be used multiple times in their pregnancy during their frequent visits to their healthcare provider’s office. In those cases, fetal fibronectin samples are collected from women in healthcare providers’ offices and picked up for testing by a clinical laboratory. Results are typically returned to the healthcare provider within 24 hours. The use of the Fetal Fibronectin Test for this patient population helps to identify women who are not at risk of delivering preterm.
      In addition, we believe that our product has the potential to be used in routine patient visits for women who have been designated as “low-risk” by their healthcare providers. According to a 2001 article published in the American Journal of Obstetrics and Gynecology, over 50% of all preterm births occur when no major risk factors are present. Our Fetal Fibronectin Test may provide an objective test for identifying additional women who are at risk of preterm birth and, when used in conjunction with traditional diagnostics such as ultrasound, could potentially enable early intervention.
      In these “high-risk” and “low-risk” patient categories, a large, multi-center, peer-reviewed clinical study by Goldenberg, et al. in the American Journal of Obstetrics and Gynecology comparing the most common predictors of preterm birth demonstrated that the Fetal Fibronectin Test was the single strongest predictor of preterm birth at less than 35 weeks of pregnancy.
      A peer-reviewed, cost-benefit study published in 1999 by Joffe, et al. in the American Journal of Obstetrics and Gynecology addressed the potential impact of the Fetal Fibronectin Test in a hospital system. Data obtained from a year when the Fetal Fibronectin Test was utilized was compared to the prior year when the test was not available. Use of the Fetal Fibronectin Test resulted in a significant cost savings for the hospital system by reducing preterm labor hospital admissions, length of stay and prescriptions for tocolytic agents. Preterm labor hospital admissions alone were decreased by approximately 40%.
PRODUCTS
      The following table summarizes information related to our principal products and certain products under development.

	Product	Use	Status

Marketed products
Preterm birth	Fetal Fibronectin Test for the TLi IQ System	Prediction of preterm birth • Women with signs and symptoms • Women at “high-risk” • Women at “low-risk”	Commercially available
Infertility	E-tegrity Test	Uterine receptivity	Commercially available

	Product	Use	Status

Products under development
Other pregnancy products
Induction of labor	Fetal Fibronectin Test for the TLi IQ System	Successful induction of labor	FDA review pending
Preterm birth	SalEst Test	Prediction of preterm birth	In commercial development
Delivery date	Fetal Fibronectin Test/SalEst Test	Prediction of delivery date	In development
Oncology products
Bladder cancer	Oncofetal fibronectin test for the TLi IQ System	Monitoring and screening	In development
      We also sell certain consumables related to our principal products and a fetal fibronectin test intended for certain international markets. None of these consumable or international specific products represent a material portion of our revenues.

Marketed products

Preterm birth products
      Our Fetal Fibronectin Test has been approved by the FDA for assessing the risk of preterm birth. We manufacture and market the patented single-use, disposable Fetal Fibronectin Test, which is performed on our patented instrument, the TLiIQ System. The Fetal Fibronectin Test cassette is sold directly to hospital and clinical laboratories that perform the test and provide results to healthcare providers.
      TLiIQ System. The TLiIQ System consists of the TLiIQ instrument and printer. The TLiIQ instrument is small and compact, approximately eight inches long by seven inches wide by three inches high, and is composed of:

•	A keypad which is used to enter patient and user identification information;

•	A display which provides simple on-screen commands to guide the user through the testing sequence;

•	A fiber-optic scanner that is contained inside the instrument, which creates a digitized image of the test result; and

•	Sophisticated technology that analyzes each Fetal Fibronectin Test cassette.
      The printer for the TLiIQ System generates a label with the patient test result.
      Fetal Fibronectin Test cassette. The Fetal Fibronectin Test cassette is a single-use, dry chemistry cassette. All the necessary reagents for one test are contained within the cassette.
      Test procedure. A healthcare provider collects a sample of the patient’s vaginal secretions using our Fetal Fibronectin Specimen Collection Kit. The Fetal Fibronectin Specimen Collection Kit contains a sterile polyester swab and specimen transport tube. The swab is placed into the transport tube, which contains a proprietary buffer solution that extracts and stabilizes the fetal fibronectin sample during transport. The transport tube containing the patient sample is sent to the hospital or clinical laboratory for analysis on the TLiIQ instrument. At the laboratory, the Fetal Fibronectin Test cassette is inserted into the chamber of the TLiIQ instrument, and then the patient sample is dispensed into the sample well to begin the Fetal Fibronectin Test. The TLiIQ instrument produces a positive or negative test result in less than 25 minutes and prints the test result on a label that can be affixed to the patient’s record. The Fetal Fibronectin Test can be easily run with minimal training of laboratory personnel required.

Infertility products
      E-tegrity Test. The E-tegrity Test is a patented diagnostic test designed to determine receptivity of the uterus to embryo implantation. The E-tegrity Test identifies the presence or absence of a unique protein, alpha-v beta-3 integrin, important for implantation to occur. This unique protein is the basis of our proprietary analyte specific reagent, or ASR, on which the E-tegrity Test is based. If a woman is missing the alpha-v beta-3 integrin protein between days 20 to 24 of her menstrual cycle, the fertilized egg may not attach properly to the epithelial lining of the uterus. As a result, a woman’s chances of a successful pregnancy are significantly decreased.
      The E-tegrity Test provides healthcare providers with a new method for potentially explaining the cause of a woman’s infertility. Women who may be helped by the E-tegrity Test include women that are having difficulty getting pregnant by natural means, women who are considering assistive reproductive technologies and women who have already tried IVF without success. A negative test provides a potential reason for the woman’s infertility, and the healthcare provider can then initiate appropriate treatments to potentially increase the chance for successful embryo implantation. We believe the E-tegrity Test can provide significant cost savings by potentially reducing the number of failed IVF cycles. Peer-reviewed publications have shown that women missing alpha-v beta-3 integrin can benefit from drug therapy that improves uterine receptivity for embryo implantation. We perform the E-tegrity Test exclusively in our CLIA-certified laboratory, Adeza Diagnostic Services.

Products under development

Pregnancy products

Induction of labor
      Fetal Fibronectin Test. In addition to the current preterm birth indications for our Fetal Fibronectin Test, we have completed a major multi-center study on over 800 patients evaluating the use of the Fetal Fibronectin Test to predict the successful induction of labor. The results from this study have been incorporated into a premarket approval, or PMA, supplement which has been submitted to the FDA. The FDA has placed its review of the supplement on hold pending the outcome of a third-party audit of all our clinical sites.

Preterm birth
      SalEst Test. In 2003, we acquired the exclusive rights to a proprietary test that measures the level of estriol in a pregnant woman’s saliva. This test, called SalEst, was approved by the FDA in 1998 under a PMA to predict preterm birth, but has not been commercially available since 2001 due to financial difficulties experienced by the company that originally developed the product. Since the acquisition of the SalEst product in late 2003, we have been working to establish the manufacturing of this product in our facility. The SalEst product may offer complementary diagnostic information to the Fetal Fibronectin Test. Before marketing the SalEst product in the United States, we will need to complete a change of manufacturing site and ownership amendment to the previously approved PMA. We do not currently recognize any revenue from sales of the SalEst Test.

Delivery date
      Fetal Fibronectin Test/ SalEst Test. We are evaluating both the Fetal Fibronectin Test and the SalEst Test to more accurately predict the delivery date in term pregnancies. Several peer-reviewed publications, such as publications by Lockwood, et al. in the American Journal of Obstetrics and Gynecology, Luton, et al. in the European Journal of Obstetrics & Gynecology and Reproductive Biology and Mouw et al. in the New England Journal of Medicine, use the Fetal Fibronectin Test as a predictor of delivery date in which higher levels of fetal fibronectin indicate increased birth probability. Feasibility studies and a PMA supplement would be required to allow for commercial use of the Fetal Fibronectin Test or the SalEst Test for this indication.

Oncology products
      We are exploring applications for oncofetal fibronectin in oncology and have initially focused our efforts in the area of bladder cancer. In addition, we are developing and evaluating protocols, and plan to perform preliminary feasibility studies for the use of oncofetal fibronectin for the detection of cervical and ovarian cancer.

Bladder cancer
      We are developing an oncofetal fibronectin test for the detection of bladder cancer using urine samples. A third-party preliminary feasibility study conducted in Germany, published in 2001 in the peer-reviewed journal Oncology Reports, on 40 bladder cancer patients and 20 non-cancer control patients evaluated whether oncofetal fibronectin could be detected in the urine of bladder cancer patients using our test. The results of this study showed that 38 of the 40 bladder cancer patients tested positive for oncofetal fibronectin using our test (a 95% detection rate) while all 20 of the control patients tested negative. In this study, the relationship between a positive oncofetal fibronectin test and the presence of bladder cancer was statistically significant (p<0.001). This preliminary feasibility study included a small number of patients, and later studies may not confirm the results from this study. We recently initiated another study in Germany to expand on the earlier study and to obtain further clinical data.
SALES AND MARKETING
      We focus our sales and marketing efforts on increasing awareness of our products and services among healthcare providers, hospitals, laboratories, health plans and patients, where we have initiated branding of our test as Full Term, The Fetal Fibronectin Test. Our strategy is to sell and market our products through our direct sales force in the United States and Canada, and distributors worldwide. We choose our partners and distributors on a country-by-country basis. As of December 31, 2004, we had approximately 70 direct sales representatives in North America, who have primary focuses on hospital and laboratory sales and healthcare providers in the office setting, health plan sales representatives and sales representative covering Canada. Our direct sales force includes some full-time sales representatives provided to us by a third party, who are directly managed by us, sell our products exclusively and are an integral part of our sales team.

US sales and marketing
      Our hospital and clinical laboratory sales representatives focus primarily on selling the TLiIQ System and Fetal Fibronectin Test to hospital and clinical laboratories, including some of the leading national laboratories in the United States. Our healthcare provider sales representatives focus on the estimated 1,300 maternal-fetal medicine specialists, who focus on high-risk pregnancies, 25,000 Ob/ Gyn physicians, as well as nurses and midwives. Our health plan sales representatives focus on chief medical officers, medical directors and case managers of health plans. Our test is marketed as Full Term, The Fetal Fibronectin Test.
      We are focused on increasing healthcare provider, hospital, laboratory, health plan and patient awareness of the Fetal Fibronectin Test and its associated benefits through our direct sales and marketing efforts. In our selling process, we use peer-reviewed publications, cost-benefit data and case studies. Peer-to-peer selling is also a critical element of our strategy. Our marketing organization has implemented a national speakers program where healthcare providers such as maternal-fetal medicine specialists, obstetricians, nurses and midwives make educational presentations at hospitals, professional meetings and conferences to increase awareness of our Fetal Fibronectin Test. We also conduct presentations at health plan organizations to medical directors and case managers. Our marketing professionals support sales of our Fetal Fibronectin Test with product literature and training materials for healthcare providers, laboratories and health plans.
      An additional element of our educational efforts is our relationship with the March of Dimes. We are a national corporate supporter of the March of Dimes Prematurity Campaign. The goals of our relationship are to educate families on the problems associated with preterm birth, as well as to highlight the immediate and long-term costs of preterm birth for health plans, through co-branded educational brochures and medical seminars.

International sales and marketing
      Our international sales and marketing efforts address the particular healthcare systems of individual countries through a network of approximately 15 international distributors with expertise in their markets. Our internal marketing professionals support these distributors. We intend to expand our international marketing efforts by increasing our international direct sales force, as well as broadening our international distribution network through strategic partners and distributors that have significant presence and experience in their local markets. In Japan and South Korea, we have a strategic partnership with Daiichi Pure Chemicals Co. Ltd.
      We also manufacture and market other fetal fibronectin test formats that are sold in international markets and are designed to meet certain criteria specific to these markets.
MANUFACTURING
      We conduct a majority of the manufacturing for our Fetal Fibronectin Test cassettes and TLiIQ System at our 17,600 square foot manufacturing facility, located in Sunnyvale, California. This facility is subject to the current good manufacturing practices, or GMP, enforced by the FDA. The manufacturing process for our products includes assembly, testing, packaging, labeling, component inspection and final inspection of products that have been manufactured by us or to our specifications by outside contractors. Our quality assurance group independently inspects our products to verify that all components and finished products comply with our specifications and applicable regulatory requirements.
      We are licensed by the State of California, Department of Health Services Food and Drug Branch and are also registered with the FDA as a device manufacturer.
      We purchase components for our Fetal Fibronectin Test and TLiIQ System products from various suppliers. The components we purchase are generally available from more than one supplier. For those components for which there are relatively few alternate sources of supply, we believe that even in the event of a disruption of supply of any required materials, we could establish additional or replacement sources of supply without materially interrupting the availability of our products.
      Our quality assurance systems are required to be in conformance with the Quality System Regulations, or QSR, as mandated by the FDA. We have ISO 13485 certification for our quality system which is required in Canada. Our products are CE marked in accordance with the European In Vitro Diagnostic Directive.
RESEARCH AND DEVELOPMENT
      Our research and development efforts are conducted internally and through collaborations with academic investigators and clinicians. Our research and development is focused on enhancements to existing products and developing additional products within women’s health, including pregnancy and infertility, and in oncology. As of December 31, 2004, we had 12 employees conducting research and development. Research and development expenses were $2,451,000, $2,001,000 and $2,047,000 in the years ended December 31, 2004, 2003 and 2002, respectively.
GOVERNMENT REGULATION
United States
      The research, development, manufacture, labeling, distribution and marketing of our products are subject to extensive regulation by the FDA and other regulatory bodies. The FDA regulates our currently marketed products as medical devices and we are required to obtain review and clearance or approval from the FDA prior to commercializing our devices.

FDA’s premarket clearance and approval requirements
      Unless an exemption applies, each medical device we wish to commercially distribute in the US will require either prior 510(k) clearance or prior PMA from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution of a device that is substantially equivalent to a predicate device that has already received 510(k) clearance or was commercialized prior to May 28, 1976. This process is known as 510(k) clearance and was used for authorization of our Fetal Fibronectin Specimen Collection Kit. Some low-risk Class I devices are exempt from the 510(k) requirement altogether. Devices deemed by the FDA to pose greater risk, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in Class III, most of which require premarket approval, such as our Fetal Fibronectin Test and TLi(IQ) System. Both premarket clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review.

510(k) clearance pathway
      To obtain 510(k) clearance, a premarket notification must be submitted, demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from three to twelve months from the date the application is submitted, but it can take significantly longer.
      After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require premarket approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. If the FDA requires us to seek 510(k) clearance or premarket approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

Premarket approval pathway
      A PMA application must be submitted if the device cannot be cleared through the 510(k) process, and is usually utilized for Class III medical devices, or devices that pose a significant safety risk, including unknown risks related to the novelty of the device. A PMA application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. Technical performance data required for in vitro diagnostic device PMA applications may include validation of the performance of hardware and software under repeat testing, calibration of mechanical components and stability of reagents and other products used in specimen collection, storage and testing. Preclinical trials may include tests to determine product stability and biocompatibility, among other features. Preclinical studies must be conducted in accordance with Good Laboratory Practices. PMA clinical trials are conducted under an Investigational Device Exemption and are designed to demonstrate the performance characteristics of the device relating to safety and effectiveness for the commercially intended use.
      After a PMA approval application is complete, the FDA begins an in-depth review of the submitted information, which generally takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. For example, the FDA has placed its review of our PMA supplement seeking approval for use of our Fetal Fibronectin Test in predicting successful induction of labor on hold while a third party we have engaged conducts an audit of all of the clinical study sites because of the number of protocol deviations, in order to confirm the accuracy of the data. Upon completion of the third-party audit, we will need to submit new analyses of the data and a corrective action plan to the FDA before it will resume its review of the application.
      Also during the PMA review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. New PMA applications or PMA supplements are required for significant modifications to the manufacturing process, labeling or design of an approved device. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA, and may not require as extensive clinical data or the convening of an advisory panel, which makes recommendations to the FDA concerning the approval of a PMA.

In vitro diagnostic medical devices
      In addition to our FDA-approved and cleared medical devices in distribution, we provide the E-tegrity Test as a test run in our own CLIA-certified laboratory, Adeza Diagnostic Services, for the detection of defects in uterine receptivity. This in-house test is permitted to utilize an ASR, or active ingredient, the use of which has been validated in our clinical laboratory. While we receive specimens in our lab for the E-tegrity Test, the active ingredient of the test itself has not been validated outside of, and is not marketed outside of, our lab. Under the FDA’s requirements, E-tegrity Test results are provided with a disclaimer concerning the absence of an FDA requirement for clearance or approval of ASRs. We do not intend to seek FDA clearance or approval for broader use of the E-tegrity Test.

Continuing FDA regulation
      After a device is placed on the market, numerous regulatory requirements apply. These include:

•	QSR which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process, otherwise known as Good Manufacturing Practices or GMPs;

•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.
      Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	fines, injunctions, and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or premarket approval of new products;

•	withdrawing 510(k) clearance or PMAs that are already granted; and

•	criminal prosecution.
      We are also subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services.

International
      International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.

INTELLECTUAL PROPERTY
      Protection of our intellectual property is a strategic priority for our business, and we rely on a combination of patent, trademark, copyright and trade secret laws to protect our interests. Our ability to protect and use our intellectual property rights in the continued development and commercialization of our technologies and products, operate without infringing the proprietary rights of others and prevent others from infringing our proprietary rights, is crucial to our continued success. We will be able to protect our products and technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, trademarks or copyrights, or are effectively maintained as trade secrets, know-how or other proprietary information.
      We seek US and international patent protection for our reagents, collection kits, diagnostic systems and other components of our products, and all other commercially important technologies we develop.
      We devote significant resources to obtaining, enforcing and defending patents and other intellectual property and protecting our other proprietary information. We have already obtained patents or filed patent applications on a number of our technologies, including important patents and patent applications relating to fetal fibronectin, our TLiIQ System, and the Fetal Fibronectin Test. If valid and enforceable, these patents may give us a means of blocking competitors from using similar or alternative technology to compete directly with our products. We also have certain proprietary trade secrets that are not patentable or for which we have chosen to maintain secrecy rather than file for patent protection. With respect to proprietary know-how that is not patentable, we have chosen to rely on trade secret protection and confidentiality agreements to protect our interests.
      We believe that our portfolio of issued patents and patent applications, together with our exclusively licensed patents described under “License and Other Agreements”, provides patent coverage for our proprietary technologies and products. As of December 31, 2004, our intellectual property estate consisted of 157 issued patents or patent applications, as follows:

•	28 issued US patents;

•	8 US non-provisional patent applications;

•	5 US provisional patent applications;

•	102 issued foreign patents;

•	13 foreign patent applications that are in various national stages of prosecution, which means that the applications have been filed in specific foreign jurisdictions; and

•	1 foreign patent application not at the national stage.
      Each of the foreign filings corresponds in subject matter to a US patent filing. We solely own or have exclusively licensed all of the patents and patent applications set forth above.
      Our patent portfolio as of December 31, 2004 is summarized in the following table:

	US Patents	US Applications	Foreign Patents	Foreign Applications
Category	Granted	Filed	Granted	Filed

Methods of Use	14	7	54	7
Detection Systems	8	3	46	3
Platforms/ Other Devices	6	3	2	4
Total	28	13	102	14
      We believe that our portfolio of issued patents and patent applications provides patent coverage for our proprietary technologies and products. We have patents and patent applications relating to our Fetal Fibronectin Test and TLiIQ System in the categories of methods of use, detection systems, platforms and other devices. Our family of issued patents and patent applications, if and when issued, relating to our Fetal Fibronectin Test and TLiIQ System have a range of expiration dates from 2007 to 2025. Although patents to a reagent used in the Fetal Fibronectin Test expire in 2007, we have additional issued patents that relate to the Fetal Fibronectin Test and the TLiIQ System. Thus, we believe that our currently issued patents provide protection for our Fetal Fibronectin Test to 2009 by protecting the method upon which the test is based and to 2011 by protecting various reagents and kit embodiments employed in the test. In addition, we have issued patents relating to our TLiIQ System and the associated Fetal Fibronectin Test that expire in 2018. We have filed patent applications that, if and when issued, could provide protection for measurement and detection of fetal fibronectin for current and additional indications. These patents, if and when issued, could expire as late as 2025. With respect to our E-tegrity Test, we have exclusively licensed patents and pending patent applications involving detection of beta-3 integrin subunit as an infertility/fertility indicator. The issued patents that involve detection of beta-3 integrin subunit have an expiration of 2012, and any patents that issue based upon the pending applications should have an expiration date of 2012.
LICENSE AND OTHER AGREEMENTS
      While we own much of our intellectual property, including patents, patent applications, trademarks, copyrights, trade secrets, know-how and proprietary information, we also license related technology of importance to commercialization of our products. To continue developing and commercializing our current and future products, we may license intellectual property from commercial or academic entities to obtain the rights to technology that may be complementary to, or required for, our research, development and commercialization activities.
      In August 1992, we entered into an amended and restated license agreement with the Fred Hutchinson Cancer Research Center under which we were granted a worldwide, exclusive license to a US patent and corresponding foreign patents related to fetal fibronectin and antibodies made against fetal fibronectin. These licensed patents are used in our Fetal Fibronectin Test, and may be used in other fetal fibronectin or oncofetal fibronectin products that we develop. We are obligated to pay royalties to the Hutchinson Center on net product sales in the US by us during the remainder of the term of a licensed patent, subject to an annual minimum royalty of $10,000. Through December 31, 2004 we have paid approximately $1.1 million. We are also obligated to indemnify the Hutchinson Center for certain claims related to the license agreement. The agreement terminates upon the expiration of the licensed patents in 2007, subject to earlier termination by either party in the event that the other party materially breaches the agreement and fails to correct the breach in a timely manner.
      In December 1998, we entered into a license agreement with Unilever plc, which was subsequently assigned to Inverness Medical Inc., under which we were granted a non-exclusive license to five US patents and corresponding foreign patents, relating to the chemistry of our Fetal Fibronectin Test, which expire in 2014. We are obligated to pay royalties on net sales of our Fetal Fibronectin Test until the expiration of the last to expire of the licensed patents, provided that our Fetal Fibronectin Test incorporates the technology covered by one or more of the licensed patents. Through December 31, 2004 we have paid approximately $2.3 million. The agreement terminates upon the expiration of the last to expire of the licensed patents, subject to earlier termination by either party in the event that the other party materially breaches the agreement and fails to correct the breach in a timely manner or by Inverness in the event that we file for bankruptcy, challenge any of the licensed patent rights or fail to pay minimum royalties equal to 5,000 pounds sterling for any calendar year.
      We were previously party to a marketing agreement with Matria Healthcare, which was terminated as of March 1998 pursuant to the terms of an Agreement and Release. Under the terms of the Agreement and Release, we agreed to pay Matria royalties on sales of certain of our products. Through December 31, 2004 we have paid approximately $0.4 million. This agreement has no expiration.
      In July 1997, we entered into a license agreement with the University of Pennsylvania under which we were granted a worldwide, sublicensable, exclusive license to three US patents and corresponding foreign patents relating to the use of a specific protein found in the lining of the uterus as a predictor of endometriosis and for the determination of uterine receptivity toward embryo implantation. Our E-tegrity Test incorporates the technology covered by these patents, which expire in 2012 and 2013. We are obligated to pay royalties to the university on net sales of our E-tegrity Test during the remainder of the term to the last to expire of the licensed patents, subject to an annual minimum royalty equal to the greater of $10,000 or 20% of the royalties paid to the university in the prior year. Through December 31, 2004 we have paid approximately $0.2 million. The agreement terminates upon the expiration of the last to expire of the licensed patents, subject to earlier termination by the university in the event that we materially breach the agreement and fail to correct the breach in a timely manner, fail to pay royalties when due or file for bankruptcy.
      We also have agreements with other third parties pursuant to which we have royalty-bearing, non-exclusive licenses to patents held by those third parties.
COMPETITION
      Rapid product development, technological advances, intense competition and a strong emphasis on proprietary products characterize the medical devices and diagnostic products industries. Our products could be rendered obsolete or uneconomical by the introduction and market acceptance of competing products, by technological advances of potential competitors or by other approaches.
      We are currently the only provider of a fetal fibronectin test for predicting preterm birth. However, we could experience competition for our preterm birth diagnostic products from companies that manufacture and market pregnancy-related diagnostic products and services. These companies may be significantly larger and have access to substantially more capital for new product development and sales and marketing. These companies may develop new diagnostic products or technologies that could compete with or entirely displace our products and technologies. For example, other biomarkers, including cytokines and other proteins indicative of infection, and proteomics are the subject of research that may yield new products or technologies.
      In addition, healthcare providers use diagnostic techniques such as clinical examination and ultrasound to diagnose the likelihood of preterm birth. Healthcare providers may choose to continue using these techniques to assess their patients, rather than use our Fetal Fibronectin Test. They may also choose to use these techniques in conjunction with our Fetal Fibronectin Test to predict preterm birth.
      We believe that in light of the increased rate of preterm birth, cesarean section delivery and assisted reproductive procedures, the market for our products is growing. As a result, we expect additional competition from companies with greater financial, managerial and technical resources than we have.
EMPLOYEES
      As of December 31, 2004, we had 83 employees, including 44 in sales, marketing and business development, 13 in manufacturing and laboratory services, 12 in research and development, 9 in administration and 5 in quality assurance. In addition, our direct sales force includes some full-time sales representatives provided to us by a third party, who are directly managed by us, sell our products exclusively, and are an integral part of our sales team. The agreement with such third party is currently scheduled to expire on May 14, 2006. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and consider our employee relations to be good. We also employ independent contractors to support our development, regulatory, sales, marketing and administrative activities.
FACTORS THAT MAY AFFECT FUTURE RESULTS
      In addition to other information in this Form 10-K, the following factors should be considered carefully in evaluating the company. If any of the risks or uncertainties described in this Form 10-K actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-K are not the only ones facing the company. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business.

RISKS RELATING TO OUR BUSINESS

Because our revenues and financial results depend significantly on a limited product line, if we are unable to manufacture or sell our products in sufficient quantities and in a timely manner, our business will suffer.
      To date, substantially all of our revenue has resulted from sales of our principal product line, our Fetal Fibronectin Test, the TLiIQ System (and its predecessor, the TLi System) and related consumables. Although intend to introduce additional products, we expect sales of the Fetal Fibronectin Test to account for substantially all of our near-term revenue. Because our business is highly dependent on our Fetal Fibronectin Tests, the TLiIQ System and the related consumables, factors adversely affecting the pricing of or demand for these products could have a material and adverse effect on our business and cause the value of our securities to decline substantially. We will lose revenue if alternative diagnostic products or technologies gain commercial acceptance or if reimbursement is limited. We cannot assure you that we will be able to continue to manufacture these products in commercial quantities at acceptable costs. Our inability to do so would adversely affect our operating results and cause our business to suffer.

If our products do not achieve and sustain market acceptance, we may fail to generate sufficient revenue to maintain our business.
      Our commercial success depends in large part on our ability to achieve and sustain market acceptance of our principal product line, the Fetal Fibronectin Test and the TLiIQ System. A key element of our business plan calls for us to expand sales of our TLiIQ System in hospitals and clinical laboratories and increase the related sales of the Fetal Fibronectin Test and other consumables used in conjunction with the TLiIQ System. To accomplish this, we will need to convince healthcare providers of the benefits of our products through various means, including through published papers, presentations at scientific conferences and additional clinical trials. If existing users of our products determine that these products do not satisfy their requirements, or if our competitors develop a product perceived to better satisfy their requirements, our sales of Fetal Fibronectin Tests and other consumables may decline, and our revenues may correspondingly decline.
      In addition, our commercial success may depend on our ability to gain market acceptance for our other products and product candidates. Market acceptance of our product portfolio will depend on our ability to develop additional applications of our existing products and to introduce new products to additional markets, including the oncology diagnostic market, the reproductive endocrinology and infertility markets and other women’s health markets.
      Other factors that might influence market acceptance of our products include the following:

•	evidence of clinical utility;

•	convenience and ease of use;

•	availability of alternative and competing diagnostic products;

•	cost-effectiveness;

•	effectiveness of marketing, distribution and pricing strategy; and

•	publicity concerning these products or competitive products.
      In addition, our marketing and development efforts could require us to expend significant time and resources, and we may not succeed in these efforts. If our products are unable to achieve or maintain broad market acceptance, our revenues and operating results may be negatively impacted and our business would suffer.

Our quarterly revenues and operating results are subject to significant fluctuations, and our stock price may decline if we do not meet the expectations of investors and analysts.
      As of December 31, 2004, we had an accumulated deficit of $44.8 million. For the year ended December 31, 2004, we had net income of $8.9 million, including a one-time reduction in cost of product sales for accrued royalties and related royalty costs of $2.7 million. However, we may not sustain profitability or cannot guarantee losses will not occur in the future. Our quarterly revenues and operating results are difficult to predict and have in the past and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

•	our ability to increase market acceptance of women’s health diagnostics generally and of our products in particular, as discussed under “Factors that may affect future results — if our products do not achieve and sustain market acceptance, we may fail to generate sufficient revenue to maintain our business”;

•	our need and ability to generate and manage growth as discussed under “Factors that may affect future results — if we fail to properly manage our anticipated growth in the United States or abroad, we may incur significant additional costs and expenses and our operating results may suffer”;

•	delays in, or failure of, delivery of components by our suppliers as more fully described in “Factors that may affect future results — we rely on a limited number of suppliers, and if these suppliers fail or are unable to perform in a timely and satisfactory manner, we may be unable to manufacture our products or satisfy product demand in a timely manner, which could delay the production or sale of these products”;

•	the seasonal nature of our business and quarterly variations in demand for our products based on procurement cycles of our customers;

•	changes in the manner in which our operations are regulated;

•	increases in the length of our sales cycle;

•	fluctuations in gross margins; and

•	difficult political and economic conditions.
      These and other factors make it difficult for us to predict sales for subsequent periods and future performance. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. We believe quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
      In addition, we expect to incur additional expenses to execute our business plan, and these expenses will increase as we expand our marketing efforts, research and development activities, clinical testing and manufacturing capacity. These expenses, among other things, may cause our net income and working capital to decrease. If sales do not continue to grow, we may not be able to maintain profitability. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. If we fail to do so, the market price for our common stock will likely decline.

If third-party payors do not adequately reimburse our customers, market acceptance of our products may be impaired, which may adversely affect our revenues and our operating results.
      Market acceptance of our products and the majority of our sales depend, in large part, on the availability of adequate reimbursement for the use of our products from government insurance plans, including Medicare and Medicaid, managed care organizations, private insurance plans and other third-party payors in the United States and abroad. Third-party payors are often reluctant to reimburse healthcare providers for the use of medical diagnostic products incorporating new technology.

      Because each third-party payor individually approves reimbursement, obtaining these approvals can be a time-consuming and costly process that requires us to provide scientific and clinical support for the use of each of these products to each third-party payor separately with no assurance that approval will be obtained. For example, while the policies of some third-party payors limit reimbursement for the use of our Fetal Fibronectin Test to women with signs and symptoms of preterm labor, other third-party payors provide reimbursement for broader use of our Fetal Fibronectin Test. This individualized process can delay the market acceptance of new products and may have a negative effect on our revenues and operating results.
      Market acceptance of our products internationally may depend in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government sponsored healthcare and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all. Our failure to receive international reimbursement approvals may negatively impact market acceptance of our products in the international markets in which those approvals are sought.
      We believe third-party payors are increasingly limiting coverage for medical diagnostic products in the United States and internationally, and in many instances are exerting pressure on medical products suppliers to reduce their prices. Consequently, third-party reimbursement may not be consistently available or adequate to cover the cost of our products. Additionally, third-party payors who have previously approved a specific level of reimbursement may reduce that level. Under prospective payment systems, in which healthcare providers may be reimbursed a set amount based on the type of diagnostic procedure performed, such as those utilized by Medicare and in many privately managed care systems, the cost of our products may not be justified and reimbursed. This could limit our ability to commercialize and sell new products and continue to sell our existing products, or may cause the prices of our existing products to be reduced, which may adversely affect our revenues and operating results.

If we fail to properly manage our anticipated growth in the US or abroad, we may incur significant additional costs and expenses and our operating results may suffer.
      Anticipated rapid growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. In the United States, while we anticipate hiring additional personnel to assist in the planned expansion of sales efforts for our current products and the development of future products, we may not be able to successfully increase sales of current products or introduce new products and meet our growth goals. To manage our anticipated growth, we must attract and retain qualified personnel and manage and train them effectively. We will depend on our personnel and third parties to effectively market our products to an increasing number of hospitals, physicians and other healthcare providers. We will also depend on our personnel to develop next generation technologies. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, as well as our own internal manufacturing processes, resulting in an increased need for us to carefully monitor for quality assurance. In addition, we may choose or be required to relocate or expand our manufacturing facility to accommodate potential growth in our business. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our revenue and profitability goals.
      Our plans to significantly expand our presence in international markets will cause us to incur various costs and expenses and may strain our operating and financial systems and resources in a manner that could materially and adversely affect our operating results. We will be subject to the regulatory oversight of additional authorities as we expand internationally. These authorities may impose regulations and restrictions on the sales and marketing of our products that are different and potentially more restrictive than those placed on us by regulators in the United States. We may be required to expend considerable resources to comply with these requirements. Ultimately, we may not be able to comply with such regulations in a timely manner, if at all. If we are unable to satisfy these requirements on commercially reasonable terms, our ability to commercialize our products would be hampered and our revenues may be adversely affected.

We will need to devote considerable resources to comply with federal, state and foreign regulations and, if we are unable to fully comply, we could face substantial penalties.
      We are directly or indirectly through our customers subject to extensive regulation by both the federal government and the states and foreign countries where we conduct our business. Companies such as ours are required to expend considerable resources complying, in particular, with laws such as the following:

•	the Federal Food, Drug and Cosmetic Act, which regulates the design, testing, manufacture, labeling, marketing, distribution and sale of medical devices;

•	the Federal Anti-Kickback Law, which prohibits the illegal inducement of referrals for which payment may be made under federal healthcare programs such as the Medicare and Medicaid Programs; and

•	Medicare laws and regulations that prescribe the requirements for coverage and payment, including the amount of such payment, and laws prohibiting false claims for reimbursement under Medicare and Medicaid.
      Companies such as ours are also required to comply with laws and regulations regarding the practice of medicine by non-physicians, consumer protection and Medicare and Medicaid payments. If our past or present operations are found to be in violation of any of the laws described above or the other governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. If we are required to obtain permits or licenses under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations may adversely affect our ability to operate our business and our financial results. Because many of these laws have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations and additional legal or regulatory change, we may be at a heightened risk of being found to be in violation of these laws. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

If we are unable to maintain our existing regulatory approvals and clearances for our existing products, or obtain new regulatory approvals and clearances for our product candidates, our ability to commercially distribute our products and our business may be significantly harmed.
      The FDA and comparable agencies of other countries generally regulate our products as medical devices. In the United States, FDA regulations govern, among other things, the activities that we perform, including product development, product testing, product labeling, product storage, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Most of the new products that we plan to develop and commercialize in the United States will require either pre-market notification, also known as 510(k) clearance, or pre-market approval, from the FDA prior to marketing. The 510(k) clearance process requires us to notify the FDA of our intent to market a medical device. The overall 510(k) clearance process usually takes from three to twelve months from the time of submission to being able to sell a product in the market, but can take significantly longer. The PMA process is much more costly, lengthy, uncertain and generally takes between one and three years from submission to PMA approval, but may take significantly longer and such clearance or approval may never be obtained.
      All of the products that we have submitted and may submit in the future for FDA clearance or approval are or will be subject to substantial restrictions, including, among other things, restrictions on the indications for which we may market our products, which could result in reductions in or an inability to grow our revenues. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or certain requirements for costly post-marketing testing and surveillance to monitor the performance and clinical utility of the product. For example, any of our products that have received FDA approval, such as our Fetal Fibronectin Test or TLiIQ System, remain subject to ongoing post-marketing regulation and oversight by the FDA. The marketing claims that we are permitted to make in labeling our diagnostic products, if cleared or approved by the FDA, are limited to those specified in any clearance or approval. Our intention to expand the use of our products into new areas such as the prediction of successful induction of labor and oncology will require us to make new submissions to the FDA.
      In addition, we are subject to review, periodic inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements for any product for which we obtain marketing approval. Following approval, our manufacturing processes, subsequent clinical data and promotional activities are subject to ongoing regulatory obligations. If the FDA finds that we have failed to comply with these requirements or later discovers previously unknown problems with our products, including unanticipated adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes or failure to comply with regulatory requirements, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, including:

•	fines, injunctions and civil penalties;

•	recall or seizure of our products;

•	restrictions on our products or manufacturing processes, including operating restrictions, partial suspension or total shutdown of production;

•	denial of requests for 510(k) clearances or PMAs of product candidates;

•	withdrawal of 510(k) clearances or PMAs already granted;

•	disgorgement of profits; and

•	criminal prosecution.
      Any of these enforcement actions could affect our ability to commercially distribute our products in the United States and may also harm our ability to conduct the clinical trials necessary to support the marketing, clearance or approval of these products and could materially and adversely affect our business.
      Our PMA supplement seeking approval for use of our Fetal Fibronectin Test in predicting successful induction of labor has been submitted to the FDA. The FDA has placed its review of the application on hold while a third party we have engaged conducts an audit of all of the clinical study sites because of the number of protocol deviations, in order to confirm the accuracy of the data. Upon completion of the third-party audit, we will need to submit new analyses of the data and a corrective action plan to the FDA before it will resume its review of the application. The new analyses of the data or the corrective action plan may not be acceptable to us or to the FDA or that we will continue to pursue or obtain FDA approval for this application.
      We rely on our CLIA-certified laboratory located at our facility in Sunnyvale, California to process E-tegrity Tests. The Centers for Medicare and Medicaid Services, or the CMS, requires that operators of CLIA-certified laboratories submit to surveillance and follow-up inspections. If we are unable to meet the CMS’s requirements for continued operation pursuant to CLIA, our laboratory may lose its CLIA certification, and we may be unable to continue to process E-tegrity Tests. As a result, our business may be harmed.

If we modify our marketed products, we may be required to obtain new 510(k) clearances or PMAs, or we may be required to cease marketing or recall the modified products until clearances are obtained.
      Any modification to a 510(k)-cleared or pre-market approved diagnostic device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or PMA, such as the development of our Fetal Fibronectin Test as a diagnostic test for the induction of labor. The FDA requires every manufacturer to make the determination of whether new clearance or approval is required for 510(k)-cleared devices. The FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or PMA for any modification to a previously cleared or approved product, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Any recall or FDA requirement that we seek additional approvals or clearances could result in delays, fines, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.

If we or any of our third-party manufacturers do not operate in accordance with Quality System Regulations, we could be subject to FDA enforcement actions, including the seizure of our products and the halt of our production.
      We and any third-party manufacturers that we currently rely on or will rely on in the future, including those we rely on to produce components of our products, must continuously adhere to the cGMP, set forth in the FDA’s QSR and enforced by the FDA through its facilities inspection program. In complying with QSR, we and our third-party manufacturers must expend significant time, money and effort in design and development, testing, production, record keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these specifications and other requirements could result in an FDA enforcement action, including the seizure of products and shutting down of production. We or any of these third-party manufacturers may also be subject to comparable or more stringent regulations of foreign regulatory authorities. In any of these circumstances, our ability to develop, produce and sell our products could be impaired.
      We have received regulatory approvals for some of the operations located at our Sunnyvale, California headquarters, including our CLIA-certified laboratory. Should we choose to relocate, or if for some reason we are required to relocate some or all of our facilities from this location, we may be required to apply for regulatory approvals for the new location. It may be difficult or impossible for us to obtain the necessary approvals to continue our business in its present form at any such new location, and our business may be harmed as a result.

If we experience delays in the development of new products or delays in planned improvements to our products, our commercial opportunities will be reduced and our future competitive position may be adversely affected.
      To improve our competitive position, we believe that we will need to develop new products as well as improve our existing instruments, reagents and ancillary products. Improvements in automation and the number of tests that can be performed in a specified period of time will be important to the competitive position of our products as we market to a broader, perhaps less technically proficient, group of customers. Our ability to develop new products and make improvements in our products may face difficult technological challenges leading to delays in development. If we are unable to successfully complete development of new products or if we are unable to successfully complete the planned enhancements to our products, in each case without significant delays, our future competitive position may be adversely affected.

If other companies develop and market technologies or diagnostic products faster than we do, or if those products are more cost effective or useful than our products, our commercial opportunities will be reduced or eliminated.
      The extent to which any of our technologies and products achieve and sustain market acceptance will depend on numerous competitive factors, many of which are beyond our control. Competition in the medical devices and diagnostic products industries is intense and has been accentuated by the rapid pace of technological development. While no company directly competes with us in our core markets, there are other diagnostic techniques currently in use to diagnose the likelihood of preterm birth, such as ultrasound. In addition, other companies may develop new diagnostic products or technologies that could compete with or entirely displace our products and technologies. For example, other biomarkers, including cytokines and other proteins indicative of infection, and proteomics are the subject of research that may yield new products or technologies. The effectiveness of these alternative techniques may improve with time and additional research by clinicians or manufacturers. The medical devices and diagnostic products industries include large diagnostics and life sciences companies. Most of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing, sales and service resources than we do. Some of them also have more experience than we do in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales. These organizations also compete with us to:

•	pursue acquisitions, joint ventures or other collaborations;

•	license proprietary technologies that are competitive with our technologies;

•	attract funding; and

•	attract and hire scientific and other talent.
      If we cannot successfully compete with new products or technologies, sales of our products and our competitive position will suffer, and our stock price might be adversely affected. Because of their greater experience with commercializing technologies and larger research and development capabilities, other companies might succeed in developing and commercializing technologies or products earlier and obtaining regulatory approvals and clearances from the FDA more rapidly than we do. Other companies also might develop more effective technologies or products that are more predictive, more highly automated or more cost-effective, which may render our technologies or products obsolete or non-competitive.

We rely on a limited number of suppliers, and if these suppliers fail or are unable to perform in a timely and satisfactory manner, we may be unable to manufacture our products or satisfy product demand in a timely manner, which could delay the production or sale of these products.
      We rely on a limited number of suppliers for both raw materials and components necessary for the manufacture of our products, including our Fetal Fibronectin Test and TLiIQ System. We acquire all of these components, assemblies and raw materials on a purchase-order basis, which means that the supplier is not required to supply us with specified quantities over a certain period of time or to set aside part of its inventory for our forecasted requirements. If we need alternative sources for key components, assemblies or raw materials for any reason, such components, assemblies or raw materials may not be immediately available. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and delivery of such components, assemblies or raw materials may be delayed. Consequently, if we do not forecast properly, or if our suppliers are unable or unwilling to supply us in sufficient quantities or on commercially acceptable terms, we may not have access to sufficient quantities of these components, assemblies and raw materials on a timely basis and may not be able to satisfy product demand. We also rely upon a fulfillment provider to process orders for our products, coordinate invoicing and collections, as well as ship our products to customers in the United States. We may not be able to find an adequate alternative supplier or fulfillment provider in a reasonable time period, or on commercially acceptable terms, if at all. Our inability to obtain a supplier for the manufacture of our products may force us to curtail or cease operations, which would have a material adverse effect on our product sales and profitability.
      In addition, if any of these components, assemblies or raw materials are no longer available in the marketplace, we will be forced to further develop our technologies to incorporate alternate components, assemblies and raw materials and to do so in compliance with QSR. If we incorporate new components, assemblies or raw materials into our products, we may need to seek and obtain additional approvals or clearances from the FDA or foreign regulatory agencies, which could delay the commercialization of these products.

We depend on distributors to market and sell our products in overseas markets, and if our foreign distributors fail in their efforts or are unwilling or unable to devote sufficient resources to market and sell our products, our ability to effectively market our products and our business will be harmed.
      Our international sales currently depend upon the marketing efforts of and sales by certain distributors in Europe, Australia, the Pacific Rim region and South America. In most instances, our distribution arrangements are governed by short-term purchase orders. We also rely upon certain of these distributors to assist in obtaining product registration and reimbursement approvals in certain international markets, and we may not be able to engage qualified distributors in our targeted markets. The distributors that we are able to obtain may not perform their obligations. If a distributor fails to invest adequate resources and support in promoting our products and training physicians, hospitals and other healthcare providers in the proper techniques for using our products or in awareness of our products, or if a distributor ceases operations, we would likely be unable to achieve significant sales in the territory represented by the distributor. If we decide to market new products abroad, we will likely need to educate our existing or new distributors about these new products and convince them to distribute the new products. If these distributors are unwilling or unable to market and sell our products, we may experience delayed or reduced market acceptance and sales of our products outside the United States. Our failure to engage adequate distributors, or the failure of the distributors to perform their obligations as expected, may harm our ability to effectively market our products and our business.

The regulatory approval process outside the United States varies depending on foreign regulatory requirements and may limit our ability to develop, manufacture and sell our products internationally.
      To market any of our products outside of the United States, we and our collaborative partners, including certain of our distributors, are subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for diagnostic products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.

If our products do not perform as expected, we may experience reduced revenue, delayed or reduced market acceptance of our products, increased costs and damage to our reputation.
      Our success depends on the market’s confidence that we can provide reliable, high quality medical diagnostic devices. Our customers are particularly sensitive to product defects and errors because of the use of our products in medical practice. Our reputation and the public image of our products may be impaired for any of the following reasons:

•	failure of our products to perform as expected;

•	a perception that our products are difficult to use; and

•	litigation concerning the performance of our products.
      Even after any underlying problems are resolved, any manufacturing defects or performance errors in our products could result in lost revenue, delay in market acceptance, damage to our reputation, increased service and warranty costs and claims against us.

If product liability suits or other claims and product field actions are initiated against us, we may be required to engage in expensive and time-consuming litigation, pay substantial damages, face increased insurance rates and sustain damage to our reputation, which would significantly impair our financial condition.
      Our business exposes us to potential product liability claims and field action risks that are inherent in the testing, manufacturing, marketing and sale of diagnostic products. We may be unable to avoid product liability claims or field actions, including those based on claims that the use or failure of our products resulted in a misdiagnosis or harm to a patient. Although we believe that our liability coverage is adequate for our current needs, and while we intend to expand our product liability insurance coverage to any products for which we obtain marketing approval, insurance may be unavailable, prohibitively expensive or may not fully cover our potential liabilities. If we are unable to maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims or field actions, we may be unable to continue to market our products and develop new markets. Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business. A successful product liability claim brought against us in excess of any insurance coverage we have at that time could cause us to incur substantial liabilities, potentially in excess of our total assets, and our business to fail. In addition, we are a specialty company focused on women’s health. We have a narrow customer base that is subject to significant malpractice litigation that may place us at risk of the same. In addition, product liability claims or product field action or other regulatory proceedings may damage our reputation by raising questions about our products’ safety and efficacy, could significantly harm our reputation, interfere with our efforts to market our products and make it more difficult to obtain the funding and commercial relationships necessary to maintain our business.

We depend on the services of key personnel to implement our strategy, and if we lose key management or scientific personnel, scientific collaborators or other advisors or are unable to attract and retain other qualified personnel, we may be unable to execute our business plan and our operations and business would suffer.
      Our success depends, in large part, on the efforts and abilities of Emory Anderson, who is our President and Chief Executive Officer, Dr. Durlin Hickok, who is our Vice President, Medical Affairs, Dr. Robert Hussa, our Vice President, Research and Development, Mark Fischer-Colbrie, who is our Vice President of Finance and Administration and Chief Financial Officer, and Marian Sacco, our Vice President, Sales and Marketing, as well as the other members of our senior management and our scientific and technical personnel. While we have executed management continuity agreements, we do not currently have employment agreements with any of these individuals. We do not currently carry key person insurance on the lives of any of these executives. Many of these people have been members of our executive team for several years, and their knowledge of our business would be difficult or time-consuming to replace. We also depend on our scientific collaborators and other advisors, particularly with respect to our research and development efforts. If we lose the services of one or more of our key officers, employees or consultants, or are unable to retain or attract the services of existing or new scientific collaborators and other advisors, our research and development and product development efforts could be delayed or curtailed, our ability to execute our business strategy would be impaired, and our stock price might be adversely affected.

Most of our operations are currently conducted at a single location that may be at risk from earthquakes and other natural or unforeseen disasters.
      We currently conduct all of our manufacturing, development and management activities at a single location in Sunnyvale, California near known fault zones. In addition, our E-tegrity Tests are currently processed solely through our CLIA-certified laboratory located at our Sunnyvale facility. Despite precautions taken by us, any future natural or man-made disaster, such as a fire, earthquake or terrorist activity, could cause substantial delays in our operations, damage or destroy our equipment or inventory, and reduce our sales or cause us to incur additional expenses. In addition, the facility and some pieces of manufacturing equipment would be difficult to replace and could require substantial replacement lead-time. A disaster could seriously harm our business and results of operations. While we carry insurance for certain business interruptions, some natural and man-made disasters are excluded from our insurance policies, including those caused by terrorist acts or earthquakes. We believe that our insurance coverage is generally adequate for our current needs in the event of losses not caused by excluded events, but we may be subject to interruptions caused by excluded events or extraordinary events resulting in losses in excess of our insurance coverage or for which we have no coverage. This could impair our operating results and financial condition.

If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.
      Our research and development activities sometimes involve the controlled use of potentially harmful biological materials, hazardous materials and chemicals that are dangerous to human health and safety or the environment. We are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations might be significant and could negatively affect our profitability. We believe our safety procedures for handling and disposing of these materials comply in all material aspects with federal, state and local laws and regulations and to date, we have not been required to take any action to correct any noncompliance. However, we cannot completely eliminate the risk of accidental contamination or injury to third parties from the use, storage, handling or disposal of these materials. Although we believe our insurance coverage is adequate for our current needs, in the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have.

Potential business combinations could require significant management attention and prove difficult to integrate with our business, which could distract our management, disrupt our business, dilute stockholder value and adversely affect our operating results.
      If we become aware of potential business combination candidates that are complementary to our business, we may decide to combine with such businesses or acquire their assets in the future. We have acquired businesses or product lines in the past. For example, we acquired exclusive rights to the SalEst Test in 2003. While we have not encountered such difficulties following our prior acquisitions, business combinations generally involve a number of additional difficulties and risks to our business, including:

•	failure to integrate management information systems, personnel, research and development and marketing, operations, sales and support;

•	potential loss of key current employees or employees of the other company;

•	disruption of our ongoing business and diversion of management’s attention from other business concerns;

•	potential loss of the other company’s customers;

•	failure to develop further the other company’s technology successfully;

•	unanticipated costs and liabilities; and

•	other accounting consequences.
      In addition, we may not realize benefits from any business combination we may undertake in the future. If we fail to successfully integrate such businesses, or the technologies associated with such business combinations into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process would require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully evaluate or utilize the acquired technology or accurately forecast the financial impact of a combination, including accounting charges or volatility in the stock price of the combined entity. If we fail to successfully integrate other companies with which we may combine in the future, our business could be harmed.

If we fail to obtain necessary funds for our operations, we will be unable to continue to develop and commercialize new products and technologies and we would need to downsize or halt our operations.
      We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercialization, manufacturing, clinical trials and research and development activities. We believe that our cash and cash equivalents, will be sufficient to meet our operating and capital requirements for at least the next two years. However, our present and future funding requirements will depend on many factors, including, among other things:

•	the level of research and development investment required to maintain and improve our technology position;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the success of our product sales and related collections;

•	our need or decision to acquire or license businesses, products or technologies or acquire businesses;

•	maintaining or expanding our manufacturing or commercialization capacity;

•	competing technological and market developments; and

•	costs relating to changes in regulatory policies or laws that affect our operations.
      As a result of these factors, we may need to raise additional funds, and we cannot be certain that such funds will be available to us on acceptable terms when needed, if at all. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our future products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to expand our operations, develop new products, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements and may be required to delay, reduce the scope of, eliminate or divest one or more of our research, clinical or sales and marketing programs or our entire business.
RISKS RELATING TO OUR INTELLECTUAL PROPERTY

If we are unable to protect our proprietary rights, we may not be able to compete effectively.
      Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions, to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending US and foreign patent applications may not issue as patents at all, or if they do, they may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. Additionally, our family of issued patents and patent applications, if and when issued, relating to our Fetal Fibronectin Test and TLiIQ System, have a range of expiration dates from 2007 to 2025. Upon the expiration of one or more patents relating to our Fetal Fibronectin Test and TLiIQ System, we may not be able to protect our proprietary rights relating to the technologies used in these products. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Competitors may be able to design around our patents or develop products that provide outcomes comparable to ours. Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
      Although we may initiate litigation to stop the infringement of our patent claims or to attempt to force an unauthorized user of our patented inventions or trade secrets to compensate us for the infringement or unauthorized use, patent and trade secret litigation is complex and often difficult and expensive, and would consume the time of our management and other significant resources. If the outcome of litigation is adverse to us, third parties may be able to use our technologies without payments to us. Moreover, other companies against whom we might initiate litigation may be better able to sustain the costs of litigation because they have substantially greater resources. Because of these factors relating to litigation, we may be effectively unable to prevent misappropriation of our patent and other proprietary rights.

Our rights to use technologies and patents licensed to us by third parties are not within our control, and we may not be able to commercialize our products without these technologies.
      We have licensed a number of patents, including patents related to our Fetal Fibronectin Test and our E-tegrity Test from third parties, including the Fred Hutchinson Cancer Research Center, Inverness Medical and the University of Pennsylvania. Our business may significantly suffer if one or more of these licenses terminate, if we or our licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties or if the licensed patents are found to be invalid.

      If we violate the terms of our licenses, or otherwise lose our rights to these patents, we may be unable to continue developing and selling our products. Our licensors or others may dispute the scope of our rights under any of these licenses. The licensors under these licenses may breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Loss of any of these licenses for any reason could materially harm our financial condition and operating results.
      In addition, if we determine that our products do not incorporate the patented technology that we have licensed from third parties, or that one or more of the patents that we have licensed is not valid, we may dispute our obligation to pay royalties to our licensors.
      Any dispute with a licensor could be complex, expensive and time-consuming and an outcome adverse to us could materially harm our business and impair our ability to commercialize our products, including our Fetal Fibronectin Test. As a result, our stock price might be adversely affected.

If the use of our technologies conflicts with the intellectual property rights of third parties, we may incur substantial liabilities, and we may be unable to commercialize products based on these technologies in a profitable manner, if at all.
      Other companies may have or acquire patent rights that they could enforce against us. If they do so, we may be required to alter our technologies, pay licensing fees or cease activities. If our technologies conflict with patent rights of others, third parties could bring legal action against us or our licensees, suppliers, customers or collaborators, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we might have to obtain a license in order to continue to manufacture or market the affected products. A required license under the related patent may not be available on acceptable terms, if at all.
      Because patent applications can take many years to issue, there may be currently pending applications unknown to us or reissuance applications that may later result in issued patents upon which our technologies may infringe. There could also be existing patents of which we are unaware that our technologies may infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us in pending applications, we may have to participate in interference proceedings in the US Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of the filed foreign patent applications. We may have to participate in interference proceedings involving our issued patents or our pending applications.
      If a third party claims that we infringe upon its proprietary rights, it could cause our business to suffer in a number of ways, including:

•	we may become involved in time-consuming and expensive litigation, even if the claim is without merit;

•	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;

•	a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

•	we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.
      If any of these events occur, our business will suffer and the market price of our common stock may decline.

If we are involved in intellectual property claims and litigation, the proceedings may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights.
      In order to protect or enforce our patent rights, we may initiate patent litigation. In addition, others may initiate patent litigation against us. We may become subject to interference proceedings conducted in patent and trademark offices to determine the priority of inventions. There are numerous issued and pending patents in the medical device field. The validity and breadth of medical technology patents may involve complex legal and factual questions for which important legal principles may remain unresolved.
      Litigation may be necessary to assert or defend against infringement claims, enforce our issued and licensed patents, protect our trade secrets or know-how or determine the enforceability, scope and validity of the proprietary rights of others. Our involvement in intellectual property claims and litigation could:

•	divert existing management, scientific and financial resources;

•	subject us to significant liabilities;

•	allow our competitors to market competitive products without obtaining a license from us;

•	cause product shipment delays and lost sales;

•	require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all; or

•	force us to discontinue selling or modify our products, or to develop new products.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
      Many of our employees were previously employed at universities or other diagnostic companies, including our potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to market existing or new products, which could severely harm our business.

If we cannot obtain additional licenses to intellectual property owned by third parties that we desire to incorporate into new products we plan to develop, we may not be able to develop or commercialize these future products.
      We are developing diagnostic products designed to expand the utility of fetal fibronectin in multiple applications. The technology that we ultimately may use in the development and commercialization of these future products may be protected by patent and other intellectual property rights owned by third parties. If we are unable to obtain rights to use necessary third-party intellectual property under commercially reasonable terms, or at all, we may be unable to develop these products, and this could harm our ability to expand our commercial product offerings and to generate additional revenue from these products.
RISKS RELATED TO OUR COMMON STOCK

If we are unable to timely satisfy new regulatory requirements relating to internal controls, our stock price could suffer.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies do a comprehensive evaluation of their internal control over financial reporting. Beginning the end of fiscal 2005, we must perform an annual evaluation of our internal control over financial reporting, include in our annual report the results of the evaluation, and have our external auditors publicly attest to such evaluation. We have been working on our evaluation pursuant to an internal plan of action that calls for completion before the end of our fiscal year, but it is difficult for us to predict how long it will actually take to complete the evaluation, including the final assessment of the significance of any control deficiencies that may be found. If we fail to complete the evaluation on time, or if our external auditors cannot attest to our evaluation, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.

If our principal stockholders, executive officers and directors choose to act together, they may be able to control our management and operations, which may prevent us from taking actions that may be favorable to our stockholders.
      Our executive officers, directors and principal stockholders, and entities affiliated with them, will beneficially own in the aggregate approximately 65% of our common stock as of March 15, 2005. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

The future sale of our securities could dilute our common stockholders’ investments and negatively affect our stock price.
      If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The holders of approximately 12,139,841 shares of our common stock and the holders of warrants to purchase 196,915 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
      If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. Raising funds through the issuance of equity securities will dilute the ownership of our existing stockholders. A negative reaction by investors and securities analysts to any sale of our equity securities could result in a decline in the trading price of our common stock.

The price and volume of our common stock experience fluctuations, that could lead to costly litigation for us.
      Our stock price has been volatile. Since December 10, 2004, our stock has traded as high as $20.90 and as low as $16.50. The market price of our common stock may fluctuate substantially due to a variety of factors, including:

•	media reports and publications and announcements about women’s health and cancer diagnostic products or new cancer treatments or innovations that could compete with our products;

•	new regulatory pronouncements, changes in regulatory guidelines, such as adverse changes in reimbursement for women’s health and cancer diagnostic products, and timing of regulatory approvals concerning the products in our pipeline;

•	market conditions or trends related to the medical devices and diagnostic products industries or the market in general;

•	changes in financial estimates or recommendations by securities analysts;

•	the seasonal nature of our revenues and expenses;

•	variations in our quarterly operating results; and

•	changes in accounting principles.
      The market prices of the securities of medical devices and diagnostic products companies, particularly companies like ours without consistent product sales and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. Moreover, market prices for stocks of biotechnology and medical diagnostic related companies, particularly following an initial public offering, frequently reach levels that bear no relationship to the operating performance of these companies. These market prices may not be sustainable and are highly volatile. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our ability to grow our business.

Anti-takeover provisions in our certificate of incorporation and bylaws and under Delaware law may inhibit a change in control or a change in management that our stockholders consider favorable.
      Provisions in our certificate of incorporation and bylaws could delay or prevent a change of control or change in management that would provide our stockholders with a premium to the market price of our common stock. These provisions include those:

•	authorizing the issuance without further approval of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	limiting the ability to remove directors;

•	limiting the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
      In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by our board of directors. These provisions and others could make it difficult for a third party to acquire us, or for members of our board of directors to be replaced, even if doing so would be beneficial to our stockholders. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace the current management team. If a change of control or change in management is delayed or prevented, our stockholders may lose an opportunity to realize a premium on their shares of common stock or the market price of our common stock could decline.

We do not expect to pay dividends in the foreseeable future. As a result, our stockholders must rely on stock appreciation for any return on their investment
      We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Accordingly, our stockholders will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock. Furthermore, we may, in the future, become subject to contractual restrictions on, or prohibitions against, the payment of dividends.
ADDITIONAL INFORMATION
      We maintain Internet websites at http://www.adeza.com and http://www.ffntest.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on

Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”), and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission.
      This Form 10-K includes statistical data obtained from industry publications. These industry publications generally indicate that the authors of these publications have obtained information from sources believed to be reliable but do not guarantee the accuracy and completeness of their information. While we believe these industry publications to be reliable, we have not independently verified their data.

Item 2.	Properties
      We maintain our headquarters in Sunnyvale, California in one leased facility of approximately 17,600 square feet, which contains laboratory, research and development, manufacturing, sales and marketing and general administration. We believe that our existing facilities are adequate to meet our immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings
      We are not currently party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
EXECUTIVE OFFICERS
      Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers and directors as of March 15, 2005.

Name	Age	Position(s)

Emory V. Anderson	51	President, Chief Executive Officer and Director
Mark D. Fischer-Colbrie	48	Vice President, Finance and Administration and Chief Financial Officer
Durlin E. Hickok, MD, MPH	56	Vice President, Medical Affairs
Robert O. Hussa, PhD	63	Vice President, Research and Development
Marian E. Sacco	50	Vice President, Sales and Marketing
      Emory V. Anderson has been our President and Chief Executive Officer since February 1997. From October 1992 to February 1997, Mr. Anderson was our Vice President and Chief Financial Officer. Prior to joining us, Mr. Anderson served as Executive Vice President and Chief Operating Officer of Indesys, Inc., which he co-founded in 1984. Previously, he held the position of Director of Finance for Atari, Inc.
      Mark D. Fischer-Colbrie has been our Vice President of Finance and Administration and Chief Financial Officer since February 2001. From March 1992 to January 2001, Mr. Fischer-Colbrie served as Vice President, Finance and Administration and Chief Financial Officer for KeraVision, Inc., a company that filed for bankruptcy under federal bankruptcy laws in March 2001. He also held several financial positions at Maxtor Corporation from April 1986 through February 1992, including Vice President of Finance and Corporate Controller.
      Durlin E. Hickok, MD, MPH, has been our Vice President of Medical Affairs since November 1998. From 1996 to 1998, Dr. Hickok was Vice President and Medical Director of Omnia, Inc., a women’s healthcare management company. He was also Chief of Obstetrics and Gynecology at the Virginia Mason Medical Center from 1993 to 1996, and Associate Director of Perinatal Medicine at Swedish Hospital Medical Center in Seattle, Washington from 1982 to 1993. Previously, he was an Assistant Professor at the University of Washington.
      Robert O. Hussa, PhD, has been our Vice President of Research and Development since May 1993. From January 1990 to May 1993, Dr. Hussa was Vice President of Imaging and Therapeutics Research and Development at Hybritech, Inc. From June 1986 to December 1989, he was Director of Assay Development

at Hybritech. Prior to joining Hybritech, Dr. Hussa was a Professor of Gynecology & Obstetrics and of Biochemistry at the Medical College of Wisconsin for 18 years.
      Marian E. Sacco has been our Vice President of Sales and Marketing since September 1997. From 1996 to 1997, Ms. Sacco was the Vice President of Marketing at Behring Diagnostics. Previously, Ms. Sacco was the Director of Worldwide Oncology Business and Worldwide Marketing Manager for CBA Corning/ Chiron Diagnostics from 1991 to 1996, and was the US Sales and Marketing Manager for Centocor Diagnostics from 1987 to 1991.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Since December 10, 2004, our common stock trades publicly on The Nasdaq Stock Market under the symbol “ADZA”. The following table sets forth, for the periods indicated, the quarterly high and low closing sales prices of our common stock from our initial public offering on December 10, 2004 through December 31, 2004.

	Fiscal 2004

	Quarter 1	Quarter 2	Quarter 3	Quarter 4

High	N/A	N/A	N/A	$19.70
Low	N/A	N/A	N/A	$17.10
      As of March 15, 2005, there were no outstanding shares of our preferred stock and 196 holders of record of 16,601,621 shares of our outstanding common stock. We have not paid any cash dividends since its inception and does not anticipate paying cash dividends on our common stock in the foreseeable future.
      Information required by this item regarding our equity compensation plans is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Proceeds from Sale of Registered Securities
      On December 10, 2004, we completed an initial public offering of 3,750,000 shares of our common stock. UBS Securities LLC acted as the sole book-running manager of the offering, and SG Cowen & Co., Thomas Weisel Partners LLC and William Blair & Company acted as co-managers (collectively the “Underwriters”). The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement on Form S-1 (the “Registration Statement”) (Reg. No. 333-118012) that was declared effective by the SEC on December 9, 2004. The offering commenced on December 10, 2004. All 3,750,000 shares of common stock registered under the Registration Statement were sold at a price of $16.00 per share. The aggregate price was $60 million. In connection with the offering, we paid an aggregate of $4.2 million in underwriting discounts and commissions to the Underwriters. On December 21, 2004, the Underwriters exercised their over-allotment option to purchase an additional 562,500 shares of our common stock to cover over-allotments at the initial public offering price of $16.00 per share. The aggregate price was $9 million. In connection with the exercise of the over-allotment option, we paid an aggregate of $0.6 million in underwriting discounts and commissions to the Underwritiers. In addition, the following table sets forth the approximate expenses incurred in connection with the offering, other than underwriting discounts and commissions. Our offering expenses were as follows (in thousands):

Legal fees and expenses	$1,067
Accounting fees and expenses	757
Printing and engraving	224
Miscellaneous	144
Nasdaq National Market entry fee	95
SEC registration fee	9
NASD filing fee	7
Nasdaq National Market application fee	2

Total	$2,305

      After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from the offering of approximately $61.9 million.
      During the quarter ended December 31, 2004, the balance of $61.9 million was placed in temporary investments for future use as needed.

Item 6.	Selected Financial Data
      We have derived the following statement of operations data for each of the three fiscal years ended December 31, 2004, 2003 and 2002 and the balance sheet data at December 31, 2004, 2003, 2002, 2001 and 2000 from our audited financial statements which we include elsewhere in this Form 10-K. We have derived our statements of operations data for the fiscal years ended December 31, 2001 and 2000 and the balance sheet data at December 31, 2002, 2001 and 2000 from our audited financial statements that we do not include in this Form 10-K. The following selected financial data should be read in conjunction with our financial statements and the related notes and “Management’s discussion and analysis of financial condition and results of operations” appearing elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Years Ended December 31,
Statement of
Operations Data:	2004	2003	2002	2001	2000

Product sales	$33,596	$26,499	$14,277	$6,742	$3,404
Cost of product sales(1)	2,195	6,087	3,715	2,521	2,023

Gross profit	31,401	20,412	10,562	4,221	1,381
Contract revenues	—	—	1,059	811	515
Operating costs and expenses:
Selling and marketing	15,907	12,259	7,819	6,437	5,337
General and administrative	3,997	2,730	2,069	2,033	1,641
Research and development	2,451	2,001	2,047	2,145	1,893

Total operating costs and expenses	22,355	16,990	11,935	10,615	8,871

Income (loss) from operations	9,046	3,422	(314)	(5,583)	(6,975)
Other expenses, net	(6)	(33)	(8)	(21)	(17)
Interest income (expense), net	239	(19)	(7)	(85)	(646)

Income (loss) before income taxes	9,279	3,370	(329)	(5,689)	(7,638)
Provision for income taxes	410	135	—	—	—

Net income (loss)	$8,869	$3,235	$(329)	$(5,689)	$(7,638)

Net income (loss) per share:
Basic	$8.05	$17.78	$(1.82)	$(36.27)	$(45.75)

Diluted	$0.65	$0.26	$(1.82)	$(36.27)	$(45.75)

Shares used in computing net income (loss) per share:
Basic	1,102,078	181,965	181,188	156,857	166,942

Diluted	13,648,954	12,515,063	181,188	156,857	166,942

	As of December 31,

Balance Sheet Data:	2004	2003	2002	2001	2000

Cash and cash equivalents	$80,118	$12,092	$10,751	$16,674	$6,515
Working capital	81,267	9,653	6,195	7,094	(1,888)
Total assets	88,128	18,716	15,731	17,714	8,234
Convertible preferred stock	—	61,484	60,984	60,984	45,637
Accumulated deficit	(44,768)	(53,637)	(56,872)	(56,543)	(50,854)
Total stockholders’ equity (deficit)	81,711	(51,279)	(54,537)	(54,217)	(48,540)

(1)	Cost of product sales for the year ended December 31, 2004 includes a one-time reduction of accrued royalties and related royalty costs of $2.7 million.

Item 7.	Management’s discussion and analysis of financial condition and results of operations
      The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Factors that may affect future results” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.
OVERVIEW
      We design, develop, manufacture and market innovative products for women’s health. Our initial focus is on reproductive healthcare, using our proprietary technologies to predict preterm birth and assess infertility. Our principal product is a patented diagnostic test, the Fetal Fibronectin Test, that utilizes a single-use, disposable cassette and is analyzed on our patented instrument, the TLiIQ System. This FDA-approved product is designed to objectively determine a woman’s risk of preterm birth by detecting the presence of a specific protein, fetal fibronectin, in vaginal secretions during pregnancy. We began selling our single-use, disposable Fetal Fibronectin Test in 1999 and launched our second-generation system, the TLiIQ System, in 2001. Sales of TLiIQ Systems to hospital and clinical laboratories allow healthcare providers access to the Fetal Fibronectin Test, resulting in the potential for better patient care and for significant cost savings by avoiding unnecessary medical treatment.
      We believe the key factors underlying our growth since 1999 include greater healthcare provider acceptance, demonstrated cost savings, expanded reimbursement coverage by insurance companies, expansion of our sales force and increased marketing efforts. Continued growth in test volume and revenue will depend on a number of factors, including placing additional TLiIQ Systems in hospitals and clinical laboratories, increasing utilization of existing TLiIQ Systems and developing additional applications or products.

Product sales
      Our product sales are derived primarily from the sale of our disposable Fetal Fibronectin Test cassettes. In addition, we derive a small portion of our revenues from the sale of TLiIQ Systems and other consumables. Sales in the United States accounted for 97% of our product sales in both years ended December 31, 2004 and the year ended December 31, 2003. International sales accounted for 3% of our product sales in fiscal 2004 and 2003. We currently use distributors for sales outside of the United States and Canada. Our business has been in the past and may continue to be seasonal and is affected by customer ordering patterns, which may involve quarterly or semi-annual orders, as well as other factors which may cause quarterly variances in our revenue. As such, revenue may not increase in sequential quarters and our net income may fluctuate significantly.

Cost of product sales
      Our cost of product sales represents the cost of materials, overhead associated with the manufacture of our products, direct labor, delivery charges, lab services, royalties and product warranty obligations.

      Royalty costs were $1.9 million or 5.7% of revenue for the year ended December 31, 2004 as compared to $3.2 million or 12.0% of revenue for the year ended December 31, 2003, excluding the effect of a one-time benefit of $2.7 million recorded in 2004. The ongoing reduction in royalty costs and the one-time reduction of $2.7 million in the year ended December 31, 2004 were primarily related to confirmation that no royalties were due or are required under a license agreement. Royalty costs for the years ended December 31, 2003 and 2002 were $3.2 million and $1.4 million, respectively. The increase was primarily attributable to increases in sales. Royalty costs as a percent of revenue were 12.0% in 2003 and 9.8% in 2002. The overall average increase in royalty costs as a percentage of revenue in 2003 was related to the reduced benefit from being able to deduct certain expenses from the royalty payments as sales increased. Although royalty costs as a percentage of revenue is expected to fluctuate as it is dependent on several factors, including sales levels of international products and our E-tegrity Test, we believe royalty costs as a percentage of revenue will remain below 7.5% for the year ending December 31, 2005.

Selling and marketing expenses
      Selling and marketing expenses consist primarily of sales and marketing personnel compensation, sales force incentive compensation, travel, trade shows, promotional materials and programs, advertising and healthcare provider education materials and events.

General and administrative expenses
      Our general and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology and corporate administration functions. Other costs include facility costs and professional fees for legal and accounting services.

Research and development expenses
      Our research and development expenses consist of costs incurred for company-sponsored and collaborative research and development activities. These expenses consist primarily of direct and research-related allocated overhead expenses such as facilities costs, salaries and benefits, and material and supply costs and include costs associated with clinical trials.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as follows:

Revenue recognition
      Our revenue from product sales is recognized when there is persuasive evidence an arrangement exists, the price is fixed or determinable, delivery to the customer has occurred and collectibility is reasonably assured. We use contracts and customer purchase orders to determine the existence of an arrangement. We assess whether the fee is fixed or determinable based on the terms of the agreement associated with the transaction. We use shipping documents and, if necessary, third-party proof of delivery to verify delivery. In order to determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Revenue from our laboratory services is recognized as tests are performed. Contract revenues are recorded over the life of the contract or as performance occurs and the related earnings process is completed based on the performance requirements of the contract.

      With respect to sales to distributors, revenue is generally recognized upon shipment, as the title, risks and rewards of ownership of the products pass to the distributors and the selling price of our product is fixed and determinable at that point. The selling prices on sales to a certain distributor through June 30, 2002 were not fixed and determinable until the distributor shipped the products to the end user. Consequently, for this distributor, we recognized revenue only after the shipment of product to the end user. Additionally, on July 1, 2002, we entered into a services agreement with a laboratory and fulfillment company that performs diagnostic tests. Under the terms of the agreement, this company provides certain domestic product distribution and testing services for us. We recognize revenue upon the shipment of products from this company to the end user as the title, risks and rewards of ownership of the products pass from us to the end user at that time. Any advance payments received in excess of revenue recognized are classified as deferred revenue.

Valuation of inventory
      Inventories are stated at the lower of standard cost (which approximates actual cost) or market. We calculate an inventory reserve for estimated obsolescence or excess inventory based upon historical demand and assumptions about future demand for our products and market conditions. If our current assumptions about future demand change and if actual market conditions are less favorable than anticipated, additional inventory reserves may be required which would negatively impact our gross profit.

Allowance for doubtful accounts
      We maintain an allowance for doubtful accounts related to the estimated losses that may result from the inability of our customers to make required payments. This allowance is determined based upon historical experience and any specific customer collection issues that have been identified. Historically, we have not experienced significant credit losses related to an individual customer or groups of customers in any particular industry or geographic area. However, deterioration in our ability to collect our receivables could result in an increase in our allowance for doubtful accounts and increase our general and administrative expenses.

Stock-based compensation expense
      In connection with the grant of stock options to employees and directors, we record deferred stock compensation as a component of stockholders’ equity. Deferred stock compensation for options granted to employees and directors is recorded if the estimated fair value of our common stock on the date the options are granted is greater than their exercise prices. Deferred stock compensation is amortized as a charge to operations over the vesting periods of the options using the straight-line method. Additionally, for options granted to non-employees, the fair value of the options, estimated using the Black-Scholes valuation model, is periodically re-measured with the resulting value charged to expense over the period of the related services being rendered. We recorded stock-based compensation expense related to all of our options of $749,000, $23,000, and $5,000 for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, we had $3.2 million of deferred stock compensation that will be expensed over the next four years subject to vesting requirements. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested options, for which deferred stock compensation has been recorded, are subsequently canceled. This is not related to SFAS 123R, see “Recent accounting pronouncements” in this “Management’s discussion and analysis of financial condition and results of operations” for further discussion.

Cost of product sales
      Royalty costs are included as a cost of product sales. The royalty costs are determined by applying the royalty rate in each license agreement to the specific product offerings included in that particular agreement, including any deductions to sales or royalty cost allowed under the royalty terms. The determination of royalty costs can be affected by various factors including changes in the terms of the underlying agreements, changes in our interpretation of the application of the terms of the underlying agreement, changes in the level of revenue, changes in the amount of revenue derived from international sales and E-tegrity Test sales, changes in the level of allowed deductions and additional product licenses. For example, in the year ended December 31, 2004, we recorded a one-time reduction in accrued royalties and related royalty costs of

$2.7 million and experienced an ongoing reduction in royalty costs of $1.2 million in comparison to the previous year primarily related to significant new information that we received which allowed us to conclude that no royalties were due or are required under a license agreement. Excluding the effect of the one-time reduction in accrued royalties of $2.7 million, cost of sales for the year ended December 31, 2004 was 14.7% of revenue, or $4.9 million, including royalty costs of 5.7% of revenue or $1.9 million, while gross profit was 85.3% of revenue. Cost of sales for the year ended December 31, 2003 was $6.1 million or 23.0% of revenue, including royalty costs of $3.2 million or 12.0% of revenue, while gross profit was 77.0%. Although the royalty costs as a percent of revenue in the future is expected to fluctuate as it is dependent on the level and type of sales and the level of allowed deductions, we believe the royalty costs as a percentage of revenue will remain below 7.5% in the year ended December 31, 2005, assuming no new licenses involving royalties are required.

Income taxes
      We make estimates and judgments in determining income tax expense. These estimates and judgments occur in the calculation of tax credits and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Changes in these estimates may result in significant increases or decreases to our tax provision in a subsequent period, which in turn would affect net income.
      A valuation allowance is recorded to reduce any deferred tax assets that at this time is more likely than not to be not realized. We perform assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of this assessment, we have concluded that it was more likely than not that our deferred tax assets would not be realized and have recorded a full valuation allowance against our deferred tax assets.
      We will continue to evaluate the need for a valuation allowance. We may determine that some, or all, of our deferred tax assets will be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes on our income statement in that period. If such a benefit is recognized, subsequent periods may have higher tax provision expenses.
RESULTS OF OPERATIONS

Year ended December 31, 2004 as compared to the year ended December 31, 2003

Product sales
      Product sales for the year ended December 31, 2004 were $33.6 million, an increase of 26.8%, or $7.1 million, from $26.5 million for the year ended December 31, 2003. The growth in sales was primarily due to an approximate $7.3 million increase in sales volume of Fetal Fibronectin Test cassettes, partially offset by slight decreases in other product type revenue of approximately $0.2 million.

Cost of product sales
      Cost of product sales for the year ended December 31, 2004 was $2.2 million, a decrease of $3.9 million from $6.1 million for the year ended December 31, 2003. The decrease in cost of product sales was primarily the result of reduced royalty costs of $1.3 million and a one-time reduction in accrued royalties and related royalty costs of $2.7 million that we determined were in excess of amounts actually due. The decrease and one-time reduction of $2.7 million were primarily related to significant new information received which allowed us to conclude that no royalties were due or are required under a license agreement. In addition, a decrease in other product costs of approximately $0.7 million was offset by approximately $0.7 million of costs related to increased unit volumes for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Non-royalty related costs remained unchanged for the years ended December 31, 2004 and 2003 as costs related to increased unit sales were offset by lower per unit manufacturing costs. As a percent of revenue, cost of product sales was 14.7% of revenue for the year ended December 31, 2004, excluding the effect of the one-time reduction in accrued royalties and related royalty costs, as compared to 23.0% for the same period in the prior year due to the continued reduction in royalty costs.

Gross profit
      Our gross profit for the year ended December 31, 2004 was $31.4 million, an increase of $11.0 million from $20.4 million in the year ended December 31, 2003. The gross profit increase was primarily due to increased sales adding $7.1 million, a one-time reduction of accrued royalties and related royalty costs of $2.7 million and $1.3 million in continued reduced royalty costs. Gross margin was 85.3%, excluding one-time reduction in accrued royalties, for the year ended December 31, 2004 as compared to 77.0% for 2003.

Selling and marketing expenses
      Selling and marketing expenses for the year ended December 31, 2004 were $15.9 million, an increase of approximately 29.8% from $12.3 million for the year ended December 31, 2003. Selling and marketing expenses as a percentage of product sales increased slightly to 47.3% in the year ended December 31, 2004 from 46.3% in the prior year. The increases were largely attributable to $1.9 million related to the expansion of our direct sales force, $1.2 million in increased marketing expenses to support the growth in product sales and $0.5 million in stock-based compensation expense. We expect our selling and marketing expenditures to increase in 2005 as we continue our efforts to increase our market penetration.

General and administrative expenses
      General and administrative expenses for the year ended December 31, 2004 were $4.0 million, an increase of $1.3 million or 46.4% from $2.7 million for the year ended December 31, 2003. General and administrative expenses as a percentage of product sales were 11.9% and 10.3% for the years ended December 31, 2004 and 2003, respectively. The increases were primarily attributable to increased personnel related expenses of $0.7 million, patent and legal expense increases of $0.5 million and increased consulting expenses of $0.1 million. We expect our general and administrative expenses to increase in 2005 primarily related to costs associated with being a public company.

Research and development expenses
      Research and development expenses for the year ended December 31, 2004 were $2.5 million, an increase of 22.5% from $2.0 million for 2003. The increase was attributable to increased clinical trial expenses related to the induction of labor indication for the Fetal Fibronectin Test and personnel and related costs. Research and development expenses as a percentage of revenue decreased to 7.3% for the year ended December 31, 2004 from 7.6% for 2003. We expect that our research and development costs will increase in 2005 as compared to 2004 due to clinical trial and headcount related expense.

Interest income (expense)
      We recognized interest income of $239,000 for the year ended December 31, 2004, an increase of $127,000 from 2003, primarily due to higher cash balances earning interest. There was no interest expense for the year ended December 31, 2004 as compared to $131,000 of interest expense in 2003. The interest expense in 2003 was primarily related to notes payable in conjunction with the conclusion of a co-promotion and distribution agreement with a major US distributor. The note was repaid by June 30, 2003. In conjunction with our investments of proceeds from our recently completed initial public offering we expect interest income to increase in 2005.

Provision for income taxes
      We recorded a provision for income taxes of $410,000 for the year ended December 31, 2004 related to federal alternative minimum taxes and state taxes compared to approximately $135,000 for 2003.

      Our effective tax rate for the year ended December 31, 2004 was 4.4% compared to 4.0% for the year ended December 31, 2003. The effective tax rate for both periods is lower than the statutory rate due primarily to tax benefits arising from the utilization of net operating losses to the extent allowable under current law.
      Because of our lack of earnings history, our deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2004, we had federal and state net operating loss carryforwards of approximately $18.5 million and $2.1 million, respectively. We also had federal and state research and development tax credit carry forwards of approximately $0.6 million and $0.8 million, respectively. The federal net operating loss and tax credit carry forwards will expire at various dates beginning in 2005 through 2022, if not utilized. The state net operating loss carry forwards will expire at various dates beginning in 2005 through 2013, if not utilized. The state research and development tax credits carry forward indefinitely.
      We have reviewed whether the utilization of its net operating losses and research credits were subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We do not expect the disclosed net operating losses and research credits carryovers to expire before utilization.

Year ended December 31, 2003 as compared to year ended December 31, 2002

Product sales
      Product sales for the year ended December 31, 2003 were $26.5 million, an increase of 85.6%, or $12.2 million from $14.3 million in 2002. The increase was primarily attributable to growth in unit sales of $6.0 million. The increase was also attributable to the reduction in revenue sharing of $4.8 million relating to the conclusion of our co-promotion and distribution agreement with a major US distributor, as well as an increase in average selling prices of $0.9 million. Under the terms of our co-promotion and distribution agreement, we recognized only a portion of US product sales. After June 30, 2002, we began to recognize 100% of US product sales, leading to significantly increased revenue from the second half of 2002.

Cost of product sales
      Cost of product sales for the year ended December 31, 2003 was $6.1 million, an increase of 63.8% from $3.7 million in 2002. The increase was related primarily to the conclusion of the co-promotion and distribution agreement and the resulting increase in our product sales of Fetal Fibronectin Test cassettes. As a percentage of product sales, cost of product sales in 2003 decreased to 23.0% in the year ended December 31, 2003 from 26.0% in the year ended December 31, 2002.

Gross profit
      Gross profit was $20.4 million in the year ended December 31, 2003 and $10.6 million in the year ended December 31, 2002. Gross margin for the year ended December 31, 2003 was 77.0%, as compared to 74.0% in 2002. The increase in gross profit was primarily due to the conclusion of the co-promotion and distribution agreement and the resulting increase in our product sales.

Contract revenues
      We had no contract revenue in the year ended December 31, 2003. Contract revenue of $1.1 million was recognized in the year ended December 31, 2002. In 1999, we entered into a co-promotion and distribution agreement with a major US distributor. Under the agreement, the distributor paid us a nonrefundable one-time payment of $2.0 million in 1999. This one-time payment was being recognized as revenue over the estimated five-year life of the agreement. At the termination of the agreement in 2002, we recognized the balance of this deferred contract revenue. The distributor was also to pay us a total of up to $2.0 million during 2001 and 2002 to fund certain portions of our research and development efforts related to the products and services covered by this agreement. During the year ended December 31, 2002, we recognized $176,000 of such research and development revenue.

Selling and marketing expenses
      Selling and marketing expenses for the year ended December 31, 2003 were $12.3 million, an increase of 56.8% from $7.8 million for the same period in 2002. The increase was primarily due to $3.0 million in costs associated with the expansion of our direct sales force and $0.9 million related to marketing expenditures.

General and administrative expenses
      General and administrative expenses for the year ended December 31, 2003 were $2.7 million, an increase of 31.9% from $2.1 million for the same period in 2002. The increase was primarily attributable to increased patent and other legal fees of approximately $0.4 million and increased insurance expense of $0.2 million.

Research and development expenses
      Research and development expenses for the year ended December 31, 2003 were $2.0 million, unchanged from the same period in 2002. Lower clinical trial expenses in 2003 were offset by higher usage of supplies and service charges relating to FDA filing and user fees.

Interest income (expense)
      We recognized interest income of $112,000 in 2003, a decrease of 47.2% from $212,000 in 2002. The decrease was primarily due to a higher average cash balance in 2002 and lower interest rates in 2003. We recognized interest expense of $131,000 in 2003, a decrease of 40.2% from $219,000 in 2002. The decrease is attributable to interest on capital lease obligations and notes payable which were fully paid in 2002, and interest from the note payable related to the terminated co-promotion and distribution agreement issued in June 2002.

Provision for income taxes
      We recorded an income tax provision of $135,000 for the year ended December 31, 2003 related to federal alternative minimum taxes and state taxes. There was no tax provision recorded for the year ended December 31, 2002 due to an operating loss.
LIQUIDITY AND CAPITAL RESOURCES
      Since our inception, our operations have been primarily financed through private and public equity investments, with the addition of capital leases, and research and development contracts. As of December 31, 2004 our cash and cash equivalents were $80.1 million. All of our cash equivalents have original maturities of three months or less. During the year ended December 31, 2004, our operating activities provided cash of approximately $6.3 million, compared to approximately $5.5 million during the year ended December 31, 2003. The increase was due primarily to an increase in net income partially offset by changes in working capital, including an increase in accounts receivable and a decrease in accrued royalties.
      Our investing activities used cash of approximately $144,000 during the year ended December 31, 2004 compared to $365,000 for the year ended December 31, 2003. Investing activities in 2004 were related to purchases of equipment, while the investing activity in 2003 was primarily due to our acquisition of the SalEst Test.
      Net cash provided by financing activities of approximately $61.9 million during the year ended December 31, 2004 compared to $3.8 million used during the year ended December 31, 2003. The $3.8 million used during the year ended December 31, 2003 was primarily related to repayments of notes payable. In December 2004, we issued 4,312,500 shares of common stock at a price of $16.00 per share in an initial public offering and received approximately $61.9 million in net proceeds after deducting underwriting discounts and commissions.

      For the year ended December 31, 2003 our operating activities provided cash of approximately $5.5 million. This was an increase of $9.4 million from the cash used in operating activities of $3.9 million for the year ended December 31, 2002. This change was primarily due to a loss of $0.3 million in the year ended December 31, 2002 in comparison to net income of $3.2 million in 2003. Additionally, accounts receivable increased by $1.3 million in the year ended December 31, 2003, in comparison to an increase of $3.9 million in 2002, and deferred revenue increased by $0.2 million in 2003, in comparison to a decrease of $1.9 million in 2002. These changes in accounts receivable and deferred revenue were due primarily to the conclusion of the co-promotion and distribution agreement with a major US distributor.
      For the year ended December 31, 2003, our investing activities used cash of approximately $0.4 million. This was an increase of $0.2 million from cash used in investing activities of $0.1 million for the year ended December 31, 2002. The increase was due to the purchase of intangible assets.
      For the year ended December 31, 2003, our financing activities used $3.8 million. This was an increase of $1.9 million from cash used in financing activities of approximately $1.9 million for the year ended December 31, 2002. The increase was primarily attributable to payments of notes payable.
      As of December 31, 2004, we had no long-term debt, capital lease obligations or long-term purchase agreements or commitments other than a facility lease which we have for a one-year term with two one-year renewal options and an operating lease for a new telephone system. Future operating lease payments under both of these leases are included in the table below. The table also reflects our expectations regarding reductions in accrued royalties (in thousands).

	Payments Due in

Contractual Obligations	Total	2005	2006	2007	2008	2009	After 2009

Operating leases	$267	$187	$31	$28	$21	—	—
Royalties accrued	$1,007	1,007	—	—	—	—	—

Total	$1,274	$1,194	$31	$28	$21	—	—

      In addition to cash generated from product sales, we believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next two years. However, future research and development, clinical trials and sales and marketing expenses, as well as administration support, may require additional capital resources. We may raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. Due to the uncertainty of financial markets, financing may not be available to us on acceptable terms or at all. Therefore, we may raise additional capital from time to time due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations.
      Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	success of our product sales and related collections;

•	future expenses to expand and support our sales and marketing activities;

•	costs relating to changes in regulatory policies or laws that affect our operations;

•	maintaining and expanding our manufacturing capacity;

•	the level of investment in research and development and clinical trials required to maintain and improve our technology position;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

•	our need or decision to acquire or license complementary businesses, products or technologies.
      If at any time sufficient capital is not available, either through existing capital resources or through raising additional funds, we may be required to delay, reduce the scope of, eliminate or divest one or more of our research, clinical or sales and marketing programs or our entire business.

Recent accounting pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB), issued a revision of SFAS 123, Share-Based Payment (SFAS 123R), which requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the statement of operations based on their fair values. We plan to adopt SFAS 123R in its quarter ending September 30, 2005. We expect the adoption of SFAS 123R will have a material impact on its financial statements in the quarter and thereafter, but cannot reasonably estimate the impact of adoption because it will depend upon the levels of share-base payments granted in the future. However, had we adopted SFAS 123 R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in the stock-based compensation section above.
      In March 2004, the FASB issued Emerging Issues Task Force No 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, or EITF 03-1, which determines the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a FASB staff position (FSP) EITF 03-1-1 that delays the effective date of this measurement and recognition guidance in EITF 03-1 until further notice. Our adoption of the disclosure requirements of EITF 03-1 did not have an impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      To date, all of our sales have been denominated in US dollars. Accordingly, we believe that there is no material exposure to risk from changes in foreign currency exchange rates.
      We hold no derivative financial instruments and do not currently engage in hedging activities.
      Our exposure to interest rate risk at December 31, 2004 is related to the investment of our excess cash into highly liquid financial investments with original maturities of three months or less. We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. Due to the short term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.

Item 8.	Financial Statements and Supplementary Data
      Certain information required by this Item is included in Item 6 of Part II of this Form 10-K and is incorporated herein by reference. All other information required by this Item is included in Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      Evaluation of disclosure controls and procedures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(c). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
      Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Limitations on Effectiveness of Disclosure Controls. We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures. The effectiveness of controls cannot be absolute because the cost to design and implement a control to identify errors or mitigate the risk of errors occurring should not outweigh the potential loss caused by errors that would likely be detected by the control. Moverover, we believe that disclosure controls and procedures cannot be guaranteed to be 100% effective all of the time. Accordingly, a control system, no matter how well designed and operated, can provide only reasonable, no absolute, assurance that the control system’s objectives will be met.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      We have adopted a code of ethics, containing general guidelines for conducting our business consistent with the highest standards of business ethics. The code of ethics is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under as well as under applicable rules of The Nasdaq National Market. Our code of ethics is available on the Investor Relations section of our websites (www.adeza.com or www.ffntest.com), which is under the Corporate section of our website. To the extent permitted by regulatory requirements, we intend to make such public disclosure by posting the relevant material on the Investor Relations section of our website in accordance with SEC rules.
      The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth under the caption “Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services
      The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a) The following documents are filed as part of this Form 10-K.
      1. Financial Statements. The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in this Form 10-K on the pages indicated.
      2. Financial Statement Schedules: All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.
      (b) Exhibits

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation.

3	.2(1)	Form of Amended and Restated Bylaws to be effective upon the completion of the offering.

4	.1(1)	Specimen Stock Certificate.

10	.1(1)*	1995 Stock Option and Restricted Stock Plan.

10	.2(2)*	2004 Equity Incentive Plan.

10	.3(1)	Exclusive License Agreement, dated August 12, 1992, between Adeza and the Fred Hutchinson Cancer Research Center, together with the First Amendment to Exclusive License Agreement and Consent dated May 9, 1996 and Amendment No. 1 to Exclusive License Agreement dated April 30, 1998.†

10	.4(1)	Investors’ Rights Agreement, dated September 19, 2001, between Adeza and certain Stockholders of Adeza.

10	.5(1)	License Agreement, dated July 25, 1997, between Adeza and the Trustees of the University of Pennsylvania.†

10	.6(1)	Agreement and Release, dated March 3, 1998, between Adeza and Matria Healthcare, Inc.†

10	.7(1)	Net Industrial Space Lease, dated July 7, 1999, between Adeza and Tasman V, LLC.

10	.8(1)	Service Agreement, dated as of March 31, 1999, between Adeza and Ventiv Health U.S. Sales LLC (formerly known as Snyder Healthcare Sales Inc.), together with First Amendment to Service Agreement dated March 8, 2002, Second Amendment to Service Agreement dated July 22, 2002, and Third Amendment to Service Agreement dated May 15, 2004.†

10	.9(1)	Warrant to Purchase Shares of Series 3 Preferred Stock, dated March 23, 1999, between Adeza and Transamerica Business Credit Corporation and its assignees.

10	.10(1)	Warrant to Purchase Shares of Series 3 Preferred Stock, dated March 31, 2000, between Adeza and TBCC Funding Trust II and its assignees.

Exhibit
Number		Description

10	.11(1)	Warrant to Purchase Shares of Series 3 Preferred Stock, dated March 23, 1999, between Adeza and MMC/GATX Partnership No. I and its assignees.

10	.12(1)	Form of Indemnification Agreement for Directors and Officers.

10	.13(1)	Agreement, dated December 24, 1998, between Adeza and Unilever PLC.†

10	.14(1)	Second Amendment to Lease, dated October 12, 2004, between Adeza and Tasman V, LLC.

10	.15(1)*	Management Continuity Agreement, dated October 21, 2004, between Adeza and Emory Anderson.

10	.16(1)*	Management Continuity Agreement, dated October 21, 2004, between Adeza and Mark Fischer-Colbrie.

10	.17(1)*	Form of Management Continuity Agreement, dated October 21, 2004, between Adeza and Durlin Hickok, Robert Hussa and Marian Sacco.

23.1		Consent of independent registered public accounting firm.

24.1		Powers of Attorney (included on signature page).

31.1		Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Emory V. Anderson.

31.2		Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of Mark D. Fischer-Colbrie.

32.1		Certification pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson.

32.2		Certification pursuant to 18 U.S.C. Section 1350 of Mark D. Fischer-Colbrie.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-118012) initially filed with the Securities and Exchange Commission on August 6, 2004.

(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration No. 333-122430) filed with the Securities and Exchange Commission on January 31, 2005.

*	Management compensatory plan or contract

†	Confidential Treatment granted. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Adeza Biomedical Corporation
      We have audited the accompanying balance sheets of Adeza Biomedical Corporation as of December 31, 2004 and 2003, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adeza Biomedical Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Palo Alto, California
February 25, 2005

Adeza Biomedical Corporation
BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share
	information)
ASSETS
Current assets:
Cash and cash equivalents	$80,118	$12,092
Accounts receivable, net of allowance of $315 and $264 at December 31, 2004 and 2003, respectively	6,628	5,294
Inventories	667	590
Prepaid and other current assets	271	188

Total current assets	87,684	18,164
Property and equipment, net	268	252
Note receivable-related party	—	76
Intangible assets, net	176	224

Total assets	$88,128	$18,716

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,750	$2,428
Accrued compensation	1,863	1,675
Accrued royalties	1,007	3,449
Other accrued liabilities	752	545
Deferred revenue	45	414

Total current liabilities	6,417	8,511
Convertible preferred stock, $0.001 par value; issuable in series; 16,516,335 and 5,000,000 shares authorized at December 31, 2004 and 2003, respectively; no shares issued and outstanding at December 31, 2004; 15,409,062 shares issued and outstanding at December 31, 2003	—	61,484
Commitments (Note 7)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,461,390 and 182,160 shares issued and outstanding at December 31, 2004 and 2003, respectively	16	—
Additional paid-in capital	129,695	2,358
Deferred compensation	(3,232)	—
Accumulated deficit	(44,768)	(53,637)

Total stockholders’ equity (deficit)	81,711	(51,279)

Total liabilities and stockholders’ equity (deficit)	$88,128	$18,716

See accompanying notes.

Adeza Biomedical Corporation
STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except share and per share
	information)
Product sales	$33,596	$26,499	$14,277
Cost of product sales	2,195	6,087	3,715

Gross profit	31,401	20,412	10,562
Contract revenues	—	—	1,059
Operating costs and expenses:
Selling and marketing	15,907	12,259	7,819
General and administrative	3,997	2,730	2,069
Research and development	2,451	2,001	2,047

Total operating costs and expenses	22,355	16,990	11,935

Income (loss) from operations	9,046	3,422	(314)
Interest income	239	112	212
Interest expense	—	(131)	(219)
Other expenses, net	(6)	(33)	(8)

Income (loss) before income taxes	9,279	3,370	(329)
Provision for income taxes	410	135	—

Net income (loss)	$8,869	$3,235	$(329)

Basic net income (loss) per share	$8.05	$17.78	$(1.82)

Diluted net income (loss) per share	$0.65	$0.26	$(1.82)

Shares used to compute basic net income (loss) per share	1,102,078	181,965	181,188

Shares used to compute diluted net income (loss) per share	13,648,954	12,515,063	181,188

See accompanying notes.

Adeza Biomedical Corporation
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible							Total
	Preferred Stock		Common Stock		Additional			Stockholders’
					Paid-In	Deferred	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Deficit)

	(In thousands, except share and per share information)
Balances at December 31, 2001	15,218,803	$60,984	178,542	$—	$2,326	$—	$(56,543)	$(54,217)
Exercise of stock options at $0.97 to $3.33 per share for cash	—	—	2,838	—	4	—	—	4
Stock-based compensation related to stock options issued to nonemployees	—	—	—	—	5	—	—	5
Net and comprehensive loss	—	—	—	—	—	—	(329)	(329)

Balances at December 31, 2002	15,218,803	60,984	181,380	—	2,335	—	(56,872)	(54,537)
Exercise of Series 3 preferred stock warrants for cash at $2.63 per share	190,259	500	—	—	—	—	—	—
Stock-based compensation related to stock options issued to nonemployees	—	—	—	—	23	—	—	23
Exercise of stock options at $0.32 per share for cash	—	—	780	—	—	—	—	—
Net and comprehensive income	—	—	—	—	—	—	3,235	3,235

Balances at December 31, 2003	15,409,062	61,484	182,160	—	2,358	—	(53,637)	(51,279)
Deferred compensation related to stock options issued to employees	—	—	—	—	3,625	(3,625)	—	—
Stock-based compensation related to stock options issued to nonemployees	—	—	—	—	356	—	—	356
Amortization of deferred compensation related to stock options issued to employees	—	—	—	—	—	393	—	393
Exercise of stock options at $0.32 to $10.00 per share for cash	—	—	9,408	—	23	—	—	23
Shares issued in initial public offering, net of offering costs of $7,135	—	—	4,312,500	5	61,860	—	—	61,865
Conversion of preferred stock to common stock	(15,409,062)	(61,484)	11,957,322	11	61,473	—	—	61,484
Net and comprehensive income	—	—	—	—	—	—	8,869	8,869

Balance at December 31, 2004	—	$—	16,461,390	$16	$129,695	$(3,232)	$(44,768)	$81,711

See accompanying notes.

Adeza Biomedical Corporation
STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities
Net income (loss)	$8,869	$3,235	$(329)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	169	142	129
Stock based compensation expense	749	23	5
Other non-cash charges	7	(25)	—
Non-cash interest expense	—	131	204
Changes in operating assets and liabilities:
Accounts receivable	(1,334)	(1,252)	(3,919)
Inventories	(77)	(77)	22
Prepaid and other assets	(7)	(116)	(34)
Accounts payable	322	712	206
Accrued compensation	188	253	491
Accrued royalties	(2,442)	1,966	1,483
Other accrued liabilities	207	324	(312)
Deferred revenue	(369)	196	(1,854)

Net cash provided by (used in) operating activities	6,282	5,512	(3,908)

Investing activities
Purchase of intangible assets	—	(240)	—
Purchases of property and equipment	(144)	(125)	(140)
Proceeds from sales of property and equipment	—	—	2

Net cash used in investing activities	(144)	(365)	(138)

Financing activities
Payments on capital lease obligations	—	(3)	(38)
Payments of notes payable	—	(4,303)	(1,843)
Net proceeds from issuances of common stock	61,888	—	4
Net proceeds from the issuance of convertible preferred stock	—	500	—

Net cash provided by (used in) financing activities	61,888	(3,806)	(1,877)

Net increase (decrease) in cash and cash equivalents	68,026	1,341	(5,923)
Cash and cash equivalents at beginning of year	12,092	10,751	16,674

Cash and cash equivalents at end of year	$80,118	$12,092	$10,751

Supplemental cash flow information
Cash paid for interest	$—	$—	$48

Cash paid for income taxes	$312	$15	$—

Supplemental schedule of noncash investing and financing activities
Conversion of deferred revenue to notes payable upon termination of distributor contract	$—	$—	$5,498

See accompanying notes.

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
      Adeza Biomedical Corporation (“Adeza” or the “Company”) is a Delaware corporation which was originally incorporated in the state of California on January 3, 1985 and reincorporated in Delaware in 1996. Adeza is engaged in the design, development, manufacturing, sales and marketing of products for women’s health markets worldwide. The Company designs, develops, manufactures and markets innovative products for women’s health. The Company’s initial focus is on reproductive healthcare, using its proprietary technologies to predict preterm birth and assess infertility. The Company’s primary products consist of:

•	The TLiIQ System and Fetal Fibronectin Test which are used to assess the risk of preterm birth in pregnant women.

•	The E-tegrity Test which is used to determine the feasibility of embryo implantation in patients with infertility who are candidates for in vitro fertilization (“IVF”).

Basis of presentation
      The Company operates in one business segment, women’s health products.

Use of estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reverse stock split
      On December 6, 2004, the Company effected a three-for-four reverse split of the Company’s common stock. All common share and per share amounts contained in these financial statements were retroactively adjusted accordingly.

Revenue recognition
      Revenue from product sales is recognized when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectibility is reasonably assured. Contract revenues are recorded as performance occurs and the related earnings process is completed based on the performance requirements of the contract.
      In June 1999, Adeza entered into a Co-Promotion and Exclusive Distribution Agreement with a major US distributor (the “Distributor”). The Co-Promotion and Exclusive Distribution Agreement with the Distributor was terminated as of June 30, 2002. Under the terms of the agreement through June 30, 2002, the revenue earned for the sale of products to the Distributor was not fixed and determinable until the time the products were sold by the Distributor to the end user. Consequently, the Company recognized revenue only after the shipment by the Distributor of the products to the end users. Any payments received prior to the point at which the selling price was fixed and determinable were recorded as deferred revenue. Revenue from laboratory tests performed by the Distributor’s contracted laboratory service provider was recognized as tests were performed.
      Effective July 1, 2002, Adeza entered into a services agreement with a national laboratory that performs diagnostic tests. Under the terms of the agreement, the laboratory provides certain domestic product distribution and testing services for Adeza. The Company recognizes revenue upon the shipment of products

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)
to the end user as the title, risks and rewards of ownership of the products pass from the Company to the end user at that time. Revenue from the Company’s laboratory services is recognized as tests are performed.
      Revenue on all other product sales is recognized upon shipment to distributors as the title, risks, and rewards of ownership of the products pass to the distributors and the selling price of Adeza products is fixed and determinable at that point. Any advance payments received in excess of revenue recognized are classified as deferred revenue on the accompanying balance sheets. Customers have the right to return products that are defective. There are no other return rights.
      During the years ended December 31, 2004, 2003 and 2002, 97%, 97%, and 94%, respectively, of the Company’s product revenues were derived from customers located in the US. Our product sales are derived primarily from the sale of our disposable Fetal Fibronectin Test cassettes.

Warranty policy
      The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records any additional liability required for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in other accrued liabilities as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Balance at beginning of year	$16	$20	$56
Charges to cost of product sales	12	8	4
Warranty costs incurred	(30)	(12)	(22)
Change in estimate related to accrued warranty costs	33	—	(18)

Balance at end of year	$31	$16	$20

Research and development
      Research and development expenses consist of costs incurred for Company-sponsored and collaborative research and development activities. These costs include direct and research-related allocated overhead expenses such as facilities costs, salaries and benefits, and material and supply costs in addition to costs associated with clinical trials. The Company expenses research and development costs as such costs are incurred. Research and development expenses under collaborative agreements and other contracts are also recorded as incurred and approximate the revenue recognized under such agreements that is recorded as earned based on the performance requirements of the underlying contracts.

Concentrations of risk
      Cash and cash equivalents, and accounts receivable are financial instruments which potentially subject Adeza to concentrations of credit risk. Adeza primarily invests in money market funds, and, by policy, limits the amount in any one type of investment, other than securities issued or guaranteed by the U.S. government. Adeza has not experienced any material credit losses and does not generally require collateral on receivables. For the year ended December 31, 2004 and December 31, 2003, no single customer represented greater than 5% of total revenues. For the year ended December 31, 2002, sales through the Distributor accounted for 24% of Adeza’s total product sales.

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents
      Cash equivalents consist of highly liquid financial instruments with original maturities of three months or less at the time of acquisition. Cash equivalents consist of money market funds held by a high-credit quality financial institution. Cash and cash equivalents are stated at cost which approximates fair value at December 31, 2004 and December 31, 2003 based on available market information.

Derivative financial instruments
      The Company holds no derivative financial instruments and does not currently engage in hedging activities.

Property and equipment
      Property and equipment are stated at cost. Depreciation is calculated using the straight-line method, and the cost is amortized over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Intangible assets
      Intangible assets consist of purchased patents. Accumulated amortization at December 31, 2004 and December 31, 2003, was $48,000 and $16,000, respectively. Intangible assets are amortized over their estimated useful lives of 5 years. Amortization expense is expected to be $48,000 per year in 2005 through 2007 and $32,000 for the year ending December 31, 2008.

Long-lived assets
      The Company reviews long-lived assets, including property and equipment, and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2004, there have been no such impairment losses.

Income taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.
      Deferred tax assets are reduced by a valuation allowance to the amount that is more likely than not, in the opinion of management, to be realized. Management performs assessments of the realization of deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments about many factors, including the amount and likelihood of future taxable income.

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock-based compensation
      As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), the Company has elected to account for stock options granted to employees and directors using the intrinsic value method and, accordingly, does not recognize compensation expense for stock options granted to employees and directors with exercise prices equal to the fair value of the underlying common shares. Options granted to nonemployees have been accounted for in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and are periodically remeasured with the resulting value charged to expense over the period of the related services being rendered.
      Pro forma information regarding net income is required by SFAS 123, as if Adeza had accounted for its employee and director stock options granted under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Years Ended December 31,

	2004	2003	2002

Volatility factor	85%	85%	85%
Risk-free interest rate	3.3%	3.4%	3.9%
Dividend yield	0%	0%	0%
Expected life of options	4.0 years	4.0 years	4.9 years
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the model requires the input of highly subjective assumptions, including the expected life of the option. Because Adeza’s employee and director stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The pro forma information is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Net income (loss):
As reported	$8,869	$3,235	$(329)
Add: Total stock based employee and director compensation expense determined under intrinsic value method for all awards	393	—	—
Less: Total stock based employee and director compensation expense determined under fair value method for all awards	(2,512)	(670)	(916)

Pro forma	$6,750	$2,565	$(1,245)

Reported basic net income (loss) per share	$8.05	$17.78	$(1.82)

Reported diluted net income (loss) per share	$0.65	$0.26	$(1.82)

Pro forma basic net income (loss) per share	$6.12	$14.10	$(6.87)

Pro forma diluted net income (loss) per share	$0.49	$0.21	$(6.87)

Allowance for doubtful accounts
      The Company maintains an allowance for doubtful accounts related to the estimated losses that may result from the inability of its customers to make required payments. This allowance is determined based upon historical experience and any specific customer collection issues that have been identified. Historically, the Company has not experienced significant credit losses related to an individual customer or groups of customers in any particular industry or geographic area.
      The Company’s allowance for doubtful accounts is included in accounts receivable as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Balance at beginning of year	$164	$95	$5
Charges to bad debt expense	75	112	—
Bad debt costs incurred	(3)	(43)	(4)
Change in estimate	—	—	94

Balance at end of year	$236	$164	$95

      In addition to the allowance for doubtful accounts, the Company’s allowance for sales returns is included in accounts receivable as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Balance at beginning of year	$100	$240	$—
Charges to product sales	—	9	159
Sales returns incurred	—	(4)	(2)
Change in estimate	(20)	(145)	83

Balance at end of year	$80	$100	$240

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories are stated at the lower of standard cost (which approximates actual cost) or market.

Advertising expense
      The cost of advertising is expensed as incurred. Advertising expense for the years ended December 31, 2004, 2003, and 2002 was approximately $1,057,000, $941,000, and $334,000, respectively. The cost of advertising was included in selling and marketing expenses in the statements of operations.

Shipping and handling costs
      Shipping and handling costs incurred for inventory purchases and product shipments are included within cost of product sales in the statements of operations.

Recent accounting pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB), issued a revision of SFAS 123, Share-Based Payment (SFAS 123R), which requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the statement of operations based on their fair values. The Company plans to adopt SFAS 123R in its quarter ending September 30, 2005. The Company expects the adoption of SFAS 123R will have a material impact on its financial statements in the quarter and thereafter, but cannot reasonably estimate the impact of adoption because it will depend upon the levels of share-base payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in the stock-based compensation section above.

Net income (loss) per share
      Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the income (loss) by the weighted-average number of common shares outstanding for the period and dilutive potential common shares. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, and warrants are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

	Years Ended December 31,

	2004	2003	2002

Numerator:
Net income (loss)	$8,869	$3,235	$(329)

Denominator:
Denominator for basic earnings per share-weighted-average common shares outstanding	1,102,078	181,965	181,188
Effect of dilutive securities:
Stock options	1,120,408	500,988	—
Warrants	157,102	28,049	—
Convertible preferred stock	11,269,366	11,804,061	—

Dilutive potential common shares	12,546,876	12,333,098	—

Denominator for diluted earnings per share-weighted-average common shares outstanding and dilutive potential common shares	13,648,954	12,515,063	181,188

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2004	2003	2002

Denominator for basic earnings per share	1,102,078	181,965
Basic net income (loss) per share	$8.05	$17.78	$(1.82)

Diluted net income (loss) per share	$0.65	$0.26	$(1.82)

Weighted average common shares related to securities not included above as anti-dilutive:
Stock options	—	—	1,145,449
Warrants	—	—	355,465
Convertible preferred stock	—	—	11,798,776

Total	—	—	13,299,690

2.	ACQUISITION OF BIEX, INC. ASSETS
      On September 9, 2003, the Company completed the acquisition of substantially all of the assets of Biex, Inc. to expand its diagnostic product pipeline. Biex’s assets primarily consisted of several patents relating to FDA-approved preterm labor diagnostic testing products. The Biex acquisition has been accounted for as an acquisition of assets rather than as a business combination in accordance with the criteria outlined in Emerging Issues Task Force 98-3, because, at the date of acquisition, Biex lacked all of the elements of a business because it did not have any employees or processes.
      The aggregate purchase price of the Biex assets was $250,000 in cash. The following table summarizes the purchase price allocation (in thousands):

Fixed assets	$10
Patents	240

Total purchase price	$250

      The purchased patents relate to methods of predicting premature labor. The Company believes that the patents may allow for complementary products to its existing product lines.
      The Company allocated the purchase price to the tangible and intangible assets acquired based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

3.	LICENSE ARRANGEMENTS
      Adeza has entered into license, clinical trial, supply, and sponsored research and development agreements with universities, research organizations, and commercial companies. Certain of these agreements require payments of royalties on future sales of products resulting from such agreements and may subject Adeza to minimum annual royalty payments to such contract partners. During the years ended December 31, 2004, 2003, and 2002, the total of such royalty costs recorded were approximately $1,900,000, $3,187,000 and $1,399,000, respectively, excluding the effect of a one-time reduction in accrued royalties and related royalty costs of $2.7 million that was recorded in the year ended December 31, 2004. Royalty costs are included in cost of product sales. The one-time reduction of $2.7 million was primarily related to significant new information that Adeza received in October 2004 which allowed Adeza to conclude that no royalties were due or are required under a license agreement.

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	MARKETING AND CO-PROMOTIONAL DISTRIBUTION AGREEMENT
      In June 1999, Adeza entered into a Co-Promotion and Exclusive Distribution Agreement with the Distributor. This agreement was mutually terminated by both parties as of June 30, 2002. Under the terms of this agreement, the Distributor had the right to co-market and distribute, within the US of America and its territories and possessions excluding the Commonwealth of Puerto Rico, certain existing products and next-generation improvements to those existing products related to their use for certain clinical indications owned by Adeza.
      In consideration of the co-promotion and exclusive distribution rights, and other terms and conditions, the Distributor paid Adeza a nonrefundable one-time payment of $2,000,000 in 1999. The Distributor was also to pay Adeza a total of up to $2,000,000 during 2001 and 2002 to fund certain portions of the Company’s research and development efforts related to the products and services covered by this agreement. In December 31, 2002 the Company received $176,000. In the years ended December 31, 2004 and 2003 there were no amounts received. This funding is included within contract revenue in the statements of operations.
      The 1999 nonrefundable, one-time $2,000,000 payment received from the Distributor was deferred and was being recognized as revenue over the estimated five-year life of the agreement. At the termination of the agreement, Adeza recognized the balance of the deferred contract revenue in 2002, net of costs related to the contract termination. The amount of revenue recognized for the year ended December 31, 2002 was $574,000. For the years ended December 31, 2004 and 2003 there was no revenue recognized.
      As a result of the mutual termination of the contract, Adeza agreed to pay the Distributor $5,771,000. This amount, primarily related to deferred product revenue received by Adeza from sales to the Distributor, was reclassified from deferred revenue to notes payable excluding $273,000 of imputed interest to be recorded over the repayment period, in 2002 (see Note 7).

5.	INVENTORIES
      Inventories consist of the following (in thousands):

	December 31,

	2004	2003

Raw materials	$297	$320
Work in process	119	136
Finished goods	251	134

	$667	$590

6.	PROPERTY AND EQUIPMENT
      Property and equipment consists of the following (in thousands):

	December 31,

	2004	2003

Laboratory and other equipment	$2,207	$2,120
Furniture and fixtures	156	152
Leasehold improvements	131	130

	2,494	2,402
Less accumulated depreciation and amortization	(2,226)	(2,150)

Net property and equipment	$268	$252

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	COMMITMENTS AND OBLIGATIONS

Leases
      Future minimum obligations under noncancelable operating leases at December 31, 2004 are payable as follows (in thousands):

	Payments Due in

Contractual Obligations	Total	2005	2006	2007	2008	2009	After 2009

Operating leases	$267	$187	$31	$28	$21	—	—
      In October 2004, the Company entered into a facility lease for a one-year term with two one-year renewal options. Future minimum obligations under this lease at December 31, 2004 included in the table above are payments totaling $151,000 through October 2005.
      Rent expense was approximately $203,000, $195,000 and $297,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Notes payable
      In March 1999, Adeza entered into a loan and security agreement with MMC/ GATX Partnership No. 1 and Transamerica Business Credit Corporation. Under the terms of the agreement, Adeza had $4,000,000 available as a loan for a period of 36 months, against which it borrowed $3,000,000 in March 1999 and an additional $1,000,000 in July 1999. Monthly payments under the notes were interest only through May 2000 and then reverted to combined principal and interest payments. The interest rate applicable to the borrowings was 13.66%. Adeza’s assets secured this borrowing. The final principal and interest payments were made as of March 31, 2002.
      In June 2002, Adeza entered into an agreement to terminate the Co-Promotion and Distribution Agreement between Adeza and the Distributor (see Note 4). Under the terms of the agreement, Adeza agreed to pay the Distributor $5,771,000 under a note payable due through June 30, 2003. In December 2002, $1,443,000 was paid to the Distributor. The remaining payments were paid in March and June 2003. The note was secured by Adeza’s assets. In the years ended December 31, 2003 and 2002, Adeza recorded $106,000 and $167,000, respectively, of interest expense related to this note. No interest expense was recorded in the year ended December 31, 2004.

8.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2004				2003

	Fourth	Third	Second	First	Fourth	Third	Second	First

Total sales	$9,191	$8,766	$8,396	$7,242	$7,314	$6,666	$6,917	$5,601
Gross profit	7,892	11,215	6,680	5,615	5,848	5,103	5,219	4,241
Net income (loss)	1,586	5,246	1,311	726	1,150	729	896	461
Basic net income (loss) per share	$0.41	$28.77	$7.20	$3.98	$6.31	$4.00	$4.91	$2.54
Diluted net income (loss) per share	$0.11	$0.39	$0.10	$0.05	$0.09	$0.06	$0.07	$0.04

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible preferred stock
      All shares of convertible preferred stock converted into common stock upon the closing of the Company’s initial public offering on December 10, 2004. Convertible preferred stock consisted of the following (in thousands, except share information):

	December 31, 2003

		Shares
	Shares	Issued and	Liquidation
	Authorized	Outstanding	Preference

Series 1	1,880,572	1,654,719	$3,971
Series 2	3,591,087	3,496,750	8,392
Series 3	5,084,676	4,807,077	14,037
Series 4	2,700,000	2,203,108	20,401
Series 5	3,260,000	3,247,408	30,071

Total	16,516,335	15,409,062	$76,872

      Upon completion of, and subordinate to, the distribution of any Series 5 convertible preferred stock dividends, each share of Series 4 convertible preferred stock entitled the holder to receive, if and as declared, cumulative dividends of $0.463. Upon completion of and subordinate to the distribution to holders of Series 4 convertible preferred stock dividends, each share of Series 1, 2, and 3 convertible preferred stock entitled the holder to receive, if and as declared, noncumulative dividends of $0.24, $0.24, and $0.292 per share, respectively. If dividends were declared on Series 1, 2, 3, or 4 convertible preferred stock, all such series of convertible preferred stock were to receive dividends. Series 5 convertible preferred stock entitled the holder to receive, if and as declared, cumulative dividends of $0.463 per share. No dividends have been declared to date.
      Each share of Series 1, 2, 4, and 5 convertible preferred stock was convertible, at the option of the holder, into 0.75 of a share of common stock. Each share of Series 3 convertible preferred stock was convertible, at the option of the holder, into 0.83333 of a share of common stock. The Series 1, 2, 3, 4, and 5 convertible preferred stock was convertible at the option of the holder, automatically upon a public offering with a price per share of at least $9.27 and aggregate proceeds greater than $15,000,000 or on the affirmative vote or written consent of the holders of at least 66 2/3% of Series 1, 2, 3, 4, or 5 convertible preferred stockholders consenting as a single class, respectively.
      Upon liquidation of Adeza, the holders of Series 5 convertible preferred stock were to have a liquidation preference, prior and in preference to any distribution to the holders of Series 1, 2, 3, and 4 convertible preferred stock of $9.26 per share plus any declared but unpaid dividends. Following the liquidation payments to the holders of Series 5 preferred stock, the holders of Series 4 convertible preferred stock were to have a liquidation preference, prior and in preference to any distribution to the holders of Series 1, 2, or 3 convertible preferred stock of $9.26 per share plus any declared but unpaid dividends. Following the liquidation payments to the holders of Series 4 and 5 preferred stock, the holders of Series 1, 2, and 3 convertible preferred stock were to be entitled to $2.40, $2.40, and $2.92 per share, respectively, plus any declared but unpaid dividends. A merger or consolidation of the Company in which the Company received a distribution in cash or securities of another company was to be treated as a liquidation unless the stockholders of the Company will hold at least 50% of the voting equity securities of the surviving company. This change-in-control provision required the convertible preferred stock to be classified outside of stockholders’ equity as a purchaser of the Company could acquire the required percentage of the voting power of the outstanding stock without Company approval. Therefore, such a payment to the preferred stockholders was not solely within the Company’s control. The carrying value of the convertible preferred stock had not been adjusted to the liquidation value of such shares

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)
as it was not probable that such a payment would occur due to the potential for conversion of the preferred stock prior to any such change-in-control.
      The Series 1, 2, 3, 4, and 5 preferred stockholders had voting rights equal to the common stockholders on an as-if-converted basis.

Warrants
      In conjunction with a convertible note financing, Adeza issued warrants to purchase 190,259 shares of the Company’s Series 3 convertible preferred stock, at a per-share exercise price of $2.63. The warrants were exercised in December 2003.
      In conjunction with the loan and security agreement with MMC/ GATX Partnership No. 1 and Transamerica Business Credit Corporation, Adeza issued warrants to purchase 236,301 shares of Series 3 convertible preferred stock at an exercise price of $2.92 per share. The warrants are scheduled to expire on the later of ten years from the date of the grant or five years after the closing of a public offering. The fair value assigned to these warrants, as determined using the Black-Scholes valuation model, was approximately $475,000. In determining the fair value of the warrants the following assumptions were used: expected volatility of 50%; expected life of 10 years; expected dividend yield of 0%; risk-free interest rate of 6%; stock price at date of grant and exercise price of $2.92 per share. The fair value of these warrants was netted against the related debt and was amortized to interest expense over the terms of the various notes. In the years ended December 31, 2004, 2003 and 2002, Adeza amortized as interest expense $0, $24,000 and $33,000, respectively, related to these warrants. The warrants are outstanding and exercisable at December 31, 2004. As a result of the completion of the Company’s initial public offering, the warrants are exercisable for 196,915 shares of common stock.

Common stock
      The Company has reserved the following shares of common stock for the issuance of options and rights granted under the Company’s stock option plans, as follows:

	December 31,

	2004	2003

Options outstanding	2,244,601	1,471,404
Shares reserved for future option grants	1,801,981	140,715
Convertible preferred stock issued and outstanding	—	11,957,322
Warrants outstanding — convertible preferred stock	196,915	196,915

	4,243,497	13,766,356

Stock option plans

2004 Equity Incentive Plan
      In August 2004, the Company’s board of directors and stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan), which became effective upon the completion of the Company’s initial public offering in December 2004. The Company has reserved a total of 1,875,000 shares of its common stock for issuance under the 2004 Plan, all of which are available for future grant. Under the 2004 Plan options, stock appreciation, stock purchase rights and restricted stock can be issued to employees, officers, directors, and consultants of Adeza. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100% of the fair value of Adeza’s common stock on the date of grant. Generally, these options vest

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)
ratably over four years and have a term of 10 years. There were no shares subject to repurchase as of December 31, 2004. No restricted stock purchase rights had been issued as of December 31, 2004.

1995 Stock Option and Restricted Stock Plan
      In August 2004, the Company’s Board of Directors and stockholders approved amendments to the Company’s 1995 Stock Option and Restricted Stock Plan (the 1995 Plan) so that, upon completion of the Company’s initial public offering, the shares that were available for future grant under the 1995 Plan were allocated to the 2004 Plan. Additionally, any shares that are issuable upon exercise of options outstanding under the 1995 Plan that are forfeited after the completion of the Company’s initial public offering, were allocated to the 2004 Plan.
      Under the 1995 Plan options and purchase rights were issuable to employees, officers, directors, consultants, and promotional representatives of Adeza. The 1995 Plan provided that the exercise price for incentive stock options would be no less than 100% of the fair value of Adeza’s common stock (no less than 85% of the fair value for nonqualified stock options), as determined by the Board of Directors on the date of grant. Generally, these options are immediately exercisable, subject to repurchase rights which lapse ratably over four years and have a term of 10 years. There were no shares subject to repurchase as of December 31, 2004 and 2003. No restricted stock purchase rights had been issued as of December 31, 2004.
      Option activity under the 2004 Plan and 1995 Plan is as follows:

	Options	Options	Weighted-
	Available	Outstanding	Average
	for Grant	and Exercisable	Exercise Price

Balance at December 31, 2001	890,458	712,677	$2.29
Shares authorized	6,251	—
Options granted	(745,390)	745,390	$3.33
Options exercised	—	(2,838)	$1.44
Options canceled	8,800	(8,800)	$2.92

Balance at December 31, 2002	160,119	1,446,429	$2.29
Shares authorized	6,351	—	—
Options granted	(34,622)	34,622	$3.33
Options exercised	—	(780)	0.32
Options canceled	8,867	(8,867)	$3.05

Balance at December 31, 2003	140,715	1,471,404	$2.32
Shares authorized	2,443,871	—	—
Options granted	(800,776)	800,776	$10.87
Options exercised	—	(9,408)	$2.36
Options canceled	18,171	(18,171)	$4.68

Balance at December 31, 2004	1,801,981	2,244,601	$5.35

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following summarizes options outstanding and exercisable as of December 31, 2004:

	Options Outstanding and Exercisable

		Weighted-
		Average
		Remaining
		Contractual	Weighted-
	Number	Life	Average
Exercise Price	Outstanding	(In Years)	Exercise Price

$ 0.32	140,544	0.42	$0.32
$ 0.97	448,442	2.89	$0.97
$ 3.33	875,522	7.32	$3.33
$ 6.17	3,750	8.58	$6.17
$ 8.51	76,125	13.59	$8.51
$10.00	602,718	9.59	$10.00
$19.70	97,500	9.94	$19.70

	2,244,601	6.94	$5.35

      During the year ended December 31, 2004, the Company recorded deferred stock compensation for the excess of the estimated fair value of its common stock over option exercise prices at the date of grant of $3,625,000 related to options granted to employees and directors. Stock-based compensation expense is being recognized over the option vesting period of four years using the straight-line method.
      For options granted to nonemployees, the Company determined the estimated fair value of the options using the Black-Scholes option pricing model. Compensation expense is generally being recognized over the option vesting period. For the years ended December 31, 2004, 2003 and 2002, the Company recorded stock-based compensation expense of approximately $356,000, $23,000 and $5,000, respectively, in connection with options granted to nonemployees.

10.	INCOME TAXES
      For financial reporting purposes, “Income (loss) before income taxes” include the following components for the years ended December 31:

	Years Ended December 31,

	2004	2003	2002

Domestic	9,279	3,370	(329)

Total	9,279	3,370	(329)

      The provision for income taxes consists of the following:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Current:
Federal	$210	$65	$—
State	200	70	—

Total current	$410	$135	$—

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company’s income tax provision differs from the amounts computed by applying the federal statutory income tax rate of 34% to pretax income (loss) as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
U.S. federal taxes (benefit) at federal statutory rate	$3,155	$1,146	$(112)
State taxes, net of federal benefit	132	46	—
Net operating losses not benefitted (benefitted)	(3,091)	(1,132)	61
Other individually immaterial items	214	75	51

Total	$410	$135	$—

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Net operating losses	$6,450	$15,040
Research credits	1,480	1,740
Capitalized research and development	200	180
Deferred revenue	—	—
Other, net	1,140	380

Total deferred tax assets	9,270	17,340
Valuation allowance	(9,270)	(17,340)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. We have concluded that it was more likely than not that our deferred tax assets would not be realized. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $8,070,000, $1,860,000 and $1,800,000 during the years ended December 31, 2004, 2003 and 2002, respectively.
      As of December 31, 2004, the Company had federal and state net operating loss carry forwards of approximately $18,500,000 and $2,100,000, respectively. The Company also had federal and state research and development tax credit carry forwards of approximately $600,000 and $800,000, respectively. The federal net operating loss and tax credit carry forwards will expire at various dates beginning in 2005 through 2022, if not utilized. The state net operating loss carry forwards will expire at various dates beginning in 2005 through 2013, if not utilized. The state research and development tax credits carry forward indefinitely.
      The Company has reviewed whether the utilization of its net operating losses and research credits were subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We do not expect the disclosed net operating losses and research credits carryovers to expire before utilization.

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)

11.	BENEFIT PLAN
      The Company’s 401(k) Plan allows eligible employees to make contributions of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. The Company has not made any matching contributions to date.

12.	RELATED PARTY TRANSACTIONS
      In 2000, a loan offer was made to an officer of the Company. The agreement to the loan was ratified by the Board of Directors on April 21, 2001, for an amount of $183,000, with the minimum interest rate allowed by the internal revenue service. According to the terms agreed upon, 20% of the loan would be forgiven in principal and accrued interest at the end of each twelve months of employment. The loan would be due and payable within 30 days following termination by Adeza for cause. In the event of a change of control or merger with another company or of termination without cause, the loan and accumulated interest would be forgiven. The loan contemplated was executed on February 28, 2003 for $109,800, which was paid to the officer at that time. All other terms were in accordance with the original loan offer. Subject to the officer’s continued employment, the loan and related interest would have been forgiven in 2003 to 2006. On August 4, 2004, the Company, upon approval of its Board of Directors, forgave the remaining balance of the loan. In the year ended December 31, 2004 and the year ended December 31, 2003, $76,250 and $33,550, respectively, of the principal was forgiven and recorded to general and administrative expenses.

Signatures
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of Delaware, has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California on this 29th day of March 2005.

ADEZA BIOMEDICAL CORPORATION

By:	/s/ Emory V. Anderson

Emory V. Anderson
President and Chief Executive Officer
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Emory V. Anderson and Mark D. Fischer-Colbrie, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated above:

Signature	Title(s)

/s/ Emory V. Anderson Emory V. Anderson	President, Chief Executive Officer and Director (principal executive officer)

/s/ Mark D. Fischer-Colbrie Mark D. Fischer-Colbrie	Vice President, Finance and Administration and Chief Financial Officer (principal financial and accounting officer)

/s/ Andrew E. Senyei, MD Andrew E. Senyei, MD	Chairman of the Board

/s/ Nancy D. Burrus Nancy D. Burrus	Director

/s/ Craig C. Taylor Craig C. Taylor	Director

/s/ Kathleen D. LaPorte Kathleen D. LaPorte	Director

/s/ Michael P. Downey Michael P. Downey	Director

Exhibit Index

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.2(1)	Form of Amended and Restated Bylaws to be effective upon the completion of the offering.
4	.1(1)	Specimen Stock Certificate.
10	.1(1)*	1995 Stock Option and Restricted Stock Plan.
10	.2(2)*	2004 Equity Incentive Plan.
10	.3(1)	Exclusive License Agreement, dated August 12, 1992, between Adeza and the Fred Hutchinson Cancer Research Center, together with the First Amendment to Exclusive License Agreement and Consent dated May 9, 1996 and Amendment No. 1 to Exclusive License Agreement dated April 30, 1998.†
10	.4(1)	Investors’ Rights Agreement, dated September 19, 2001, between Adeza and certain Stockholders of Adeza.
10	.5(1)	License Agreement, dated July 25, 1997, between Adeza and the Trustees of the University of Pennsylvania.†
10	.6(1)	Agreement and Release, dated March 3, 1998, between Adeza and Matria Healthcare, Inc.†
10	.7(1)	Net Industrial Space Lease, dated July 7, 1999, between Adeza and Tasman V, LLC.
10	.8(1)	Service Agreement, dated as of March 31, 1999, between Adeza and Ventiv Health U.S. Sales LLC (formerly known as Snyder Healthcare Sales Inc.), together with First Amendment to Service Agreement dated March 8, 2002, Second Amendment to Service Agreement dated July 22, 2002, and Third Amendment to Service Agreement dated May 15, 2004.†
10	.9(1)	Warrant to Purchase Shares of Series 3 Preferred Stock, dated March 23, 1999, between Adeza and Transamerica Business Credit Corporation and its assignees.
10	.10(1)	Warrant to Purchase Shares of Series 3 Preferred Stock, dated March 31, 2000, between Adeza and TBCC Funding Trust II and its assignees.
10	.11(1)	Warrant to Purchase Shares of Series 3 Preferred Stock, dated March 23, 1999, between Adeza and MMC/GATX Partnership No. I and its assignees.
10	.12(1)	Form of Indemnification Agreement for Directors and Officers.
10	.13(1)	Agreement, dated December 24, 1998, between Adeza and Unilever PLC.†
10	.14(1)	Second Amendment to Lease, dated October 12, 2004, between Adeza and Tasman V, LLC.
10	.15(1)*	Management Continuity Agreement, dated October 21, 2004, between Adeza and Emory Anderson.
10	.16(1)*	Management Continuity Agreement, dated October 21, 2004, between Adeza and Mark Fischer-Colbrie.
10	.17(1)*	Form of Management Continuity Agreement, dated October 21, 2004, between Adeza and Durlin Hickok, Robert Hussa and Marian Sacco.
23.1		Consent of independent registered public accounting firm.
24.1		Powers of Attorney (included on signature page).
31.1		Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Emory V. Anderson.
31.2		Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of Mark D. Fischer-Colbrie.
32.1		Certification pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson.
32.2		Certification pursuant to 18 U.S.C. Section 1350 of Mark D. Fischer-Colbrie.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-118012) initially filed with the Securities and Exchange Commission on August 6, 2004.

(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration No. 333-122430) filed with the Securities and Exchange Commission on January 31, 2005.

*	Management compensatory plan or contract

†	Confidential Treatment granted. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.