Form 10-Q
period 2005-03-31
ADEZA BIOMEDICAL CORP
filed 2005-05-13
CIK 902482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
               For the quarterly period ended March 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
          For the transition period from                  to                 .

Commission file number:  000 - 20703

Adeza Biomedical Corporation

(Exact name of Registrant as specified in its charter)

Delaware	77-0054952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1240 Elko Drive, Sunnyvale, California 94089
(Address of principal executive offices and zip code)

(408) 745-0975
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

As of May 6, 2005, 16,708,439 shares of the registrant’s common stock were outstanding.

Adeza Biomedical Corporation Trademarks and Registered Trademarks are trademarks of Adeza. Our trademarks and trade names include the stylized A, Adeza®, E-tegrity® Test, SalEst®, Full Term™ and TLiIQ® System. Other service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements (Unaudited)

Adeza Biomedical Corporation

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31,	December 31,
	2005	2004
	(unaudited)	(note 2)
Assets
Current assets:
Cash and cash equivalents	$79,979	$80,118
Accounts receivable, net	7,335	6,628
Inventories	698	667
Prepaid and other current assets	370	271

Total current assets	88,382	87,684
Property and equipment, net	341	268
Intangible assets, net	164	176

Total assets	$88,887	$88,128

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,972	$2,750
Accrued compensation	995	1,863
Accrued royalties	593	1,007
Other accrued liabilities	786	752
Deferred revenue	44	45

Total current liabilities	5,390	6,417
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,606,924 and 16,461,390 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	17	16
Additional paid-in capital	129,798	129,695
Deferred compensation	(3,006)	(3,232)
Accumulated deficit	(43,312)	(44,768)

Total stockholders’ equity	83,497	81,711

Total liabilities and stockholders’ equity	$88,887	$88,128

See accompanying notes to condensed financial statements.

Adeza Biomedical Corporation

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share information)

	Three months ended
	March 31,
	2005	2004
Product sales	$9,610	$7,242
Cost of product sales	1,427	1,627

Gross profit	8,183	5,615
Operating costs and expenses:
Selling and marketing	4,725	3,673
General and administrative	1,537	626
Research and development	864	516

Total operating costs and expenses	7,126	4,815

Income from operations	1,057	800
Interest income	482	26
Other expenses, net	(2)	—

Income before provision for income taxes	1,537	826
Provision for income taxes	81	100

Net income	$1,456	$726

Basic net income per share	$0.09	$3.98

Diluted net income per share	$0.08	$0.05

Shares used to compute basic net income per share	16,527,243	182,160

Shares used to compute diluted net income per share	17,773,973	13,234,371

See accompanying notes to condensed financial statements.

Adeza Biomedical Corporation

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2005	2004
Operating activities
Net income	$1,456	$726
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	44	38
Stock based compensation expense	232	11
Changes in operating assets and liabilities:
Accounts receivable	(707)	(525)
Inventories	(31)	(23)
Prepaid and other assets	(99)	(62)
Accounts payable	222	77
Accrued compensation	(868)	(566)
Accrued royalties	(414)	192
Other accrued liabilities	34	18
Deferred revenue	(1)	(389)

Net cash used in operating activities	(132)	(503)

Investing activities
Purchases of property and equipment	(105)	(14)

Net cash used in investing activities	(105)	(14)

Financing activities
Net proceeds from issuances of common stock	98	—

Net cash provided by financing activities	98	—

Net decrease in cash and cash equivalents	(139)	(517)
Cash and cash equivalents at beginning of period	80,118	12,092

Cash and cash equivalents at end of period	$79,979	$11,575

Supplemental cash flow information
Cash paid for income taxes	$200	$—

See accompanying notes to condensed financial statements.

Adeza Biomedical Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and business

Adeza Biomedical Corporation (“Adeza” or the “Company”) is a Delaware corporation which was originally incorporated in the state of California on January 3, 1985 and reincorporated in Delaware in 1996. Adeza is engaged in the design, development, manufacturing, sales, and marketing of products for women’s health markets worldwide. The Company designs, develops, manufactures and markets innovative products for women’s health. The Company’s initial focus is on reproductive healthcare, using its proprietary technologies to predict preterm birth and assess infertility. The Company’s products consist of:

•	The TLiIQ® System and Fetal Fibronectin Test which are used to assess the risk of preterm birth in pregnant women.

•	The E-tegrity® Test which is used to determine the feasibility of embryo implantation in patients with infertility who are candidates for in vitro fertilization (“IVF”).

During the three months ended March 31, 2005 and 2004, 98% of the Company’s product sales were derived from customers located in the United States. Predominately all sales were derived from the sale of Fetal Fibronectin Tests.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods. The accompanying condensed financial statements and related notes should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

On December 6, 2004, the Company effected a three-for-four reverse split of the Company’s common stock. All common share and per share amounts contained in these financial statements were retroactively adjusted accordingly.

Stock-based compensation

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148), the Company has elected to account for stock options granted to employees and directors using the intrinsic value method and, accordingly, does not recognize compensation expense for stock options granted to employees and directors with exercise prices equal to the fair value of the underlying common shares. Options granted to nonemployees have been accounted for in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and are periodically remeasured with the resulting value charged to expense over the period of the related services being rendered.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The pro forma information is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income:
As reported	$1,456	$726
Add: Total stock based employee and director compensation expense determined under intrinsic value method for all awards	226	—
Less: Total stock based employee and director compensation expense determined under fair value method for all awards	(588)	(105)

Pro forma	$1,094	$621

Reported basic net income per share	$0.09	$3.98

Reported diluted net income per share	$0.08	$0.05

Pro forma basic net income per share	$0.07	$3.41

Pro forma diluted net income per share	$0.06	$0.05

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB), issued a revision of SFAS 123, Share-Based Payment (SFAS 123R), which requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the statement of operations based on their fair values. The Company plans to adopt SFAS 123R on January 1, 2006. The Company expects the adoption of SFAS 123R to have a material impact on its financial statements in that quarter and thereafter, but cannot reasonably estimate the impact of adoption because it will depend upon the levels of share-base payments granted in the future. However, had the Company adopted SFAS 123R in prior periods using the Black-Scholes valuation model, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and net income per share in the stock-based compensation section above.

3. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost) or market and consists of the following (in thousands):

	March 31,	December 31,
	2005	2004

Raw materials	$295	$297
Work in process	131	119
Finished goods	272	251

	$698	$667

4. Intangible assets

Intangible assets consist of purchased patents. Accumulated amortization at March 31, 2005 and December 31, 2004 was $76,000 and $64,000, respectively. Intangible assets are amortized over their estimated useful lives of five years. Amortization expense is expected to be $48,000 per year in 2005 through 2007 and $32,000 for the year ending December 31, 2008.

5. Net income per share

Basic net income per share is calculated by dividing the net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding for the period. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, and warrants are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive. The calculation of net income per share is as follows (in thousands, except share and per share information):

	Three Months Ended
	March 31,
	2005	2004

Numerator:
Net income	$1,456	$726

Denominator:
Denominator for basic earnings per share-weighted-average common shares outstanding	16,527,243	182,160
Effect of dilutive securities:
Stock options	1,083,573	963,429
Warrants	163,157	131,460
Convertible preferred stock	—	11,957,322

Dilutive potential common shares	1,246,730	13,052,211

Denominator for diluted earnings per share-weighted-average common shares outstanding and dilutive potential common shares	17,773,973	13,234,371

Basic net income per share	$0.09	$3.98

Diluted net income per share	$0.08	$0.05

6. Comprehensive income

Comprehensive income for the three months ended March 31, 2005 and 2004 equaled the net income in each period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Privated Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors described under “Business” and “Factors That May Affect Future Results” set forth in Part I of our Annual Report on Form 10-K for the year-ended December 31, 2004.

OVERVIEW

We design, develop, manufacture and market innovative products for women’s health. Our initial focus is on reproductive healthcare, using our proprietary technologies to predict preterm birth and assess infertility. Our principal product is a patented diagnostic test, the Fetal Fibronectin Test, that utilizes a single-use, disposable cassette and is analyzed on our patented instrument, the TLiIQ® System. This FDA-approved product is designed to objectively determine a woman’s risk of preterm birth by detecting the presence of a specific protein, fetal fibronectin, in vaginal secretions during pregnancy. We began selling our single-use, disposable Full Term, The Fetal Fibronectin Test in 1999 and launched our second-generation system, the TLiIQ® System, in 2001. Sales of TLiIQ® Systems to hospital and clinical laboratories allow healthcare providers access to the Fetal Fibronectin Test, resulting in the potential for better patient care and for significant cost savings by avoiding unnecessary medical treatment.

We believe the key factors underlying our growth since 1999 include greater healthcare provider acceptance, demonstrated cost savings from the use of our tests, expanded reimbursement coverage by insurance companies, expansion of our sales force and increased marketing efforts. Continued growth in test volume and revenue will depend on a number of factors, including placing additional TLiIQ® Systems in hospitals and clinical laboratories, increasing utilization of existing TLiIQ® Systems and developing additional applications or products.

Product sales

Our product sales are derived primarily from the sale of our disposable Fetal Fibronectin Tests cassette. In addition, we derive a small portion of our revenues from the sale of TLiIQ® Systems and other consumables. Sales in the United States accounted for approximately 98% of our product sales in both three-month periods ended March 31, 2005 and March 31, 2004. International sales accounted for approximately 2% of our product sales in both three-month periods ended March 31, 2005 and March 31, 2004. We currently use distributors for sales outside of the United States and Canada. Our business has been and may continue to be seasonal and is affected by customer ordering patterns, which may involve quarterly or semi-annual orders, as well as other factors which may cause quarterly variances in our revenue. As such, revenue may not increase in sequential quarters and our net income may fluctuate significantly.

Cost of product sales

Our cost of product sales represents the cost of materials, overhead associated with the manufacture of our products, direct labor, delivery charges, lab services, royalties and product warranty obligations.

Royalty costs were $0.6 million or 6.2% of product sales for the three months ended March 31, 2005 as compared to $0.9 million or 12.3% of product sales for the three months ended March 31, 2004. The reduction in royalty costs was primarily related to changes under a license agreement. Although royalty costs as a percentage of product sales is expected to fluctuate as it is dependent on several factors, including the level and type of sales and the level of allowed deductions, we believe royalty costs as a percentage of revenue will remain below 7.5% for the year ended December 31, 2005, assuming no new licenses involving royalties are required.

Selling and marketing expenses

Selling and marketing expenses consist primarily of sales and marketing personnel compensation, sales force incentive compensation, travel, tradeshows, promotional materials and programs, advertising and healthcare provider education materials and events.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting policies. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have not changed significantly from the critical accounting policies and estimates discussed in our Annual Report for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Product sales

Product sales increased 32.7% to $9.6 million in the first quarter of 2005 from $7.2 million in the comparable quarter in 2004. The growth in sales was primarily due to an approximate $2.4 million increase in the sales volume of Fetal Fibronectin Test cassettes.

Cost of product sales

Cost of product sales for the quarter ended March 31, 2005 was $1.4 million, a decrease of approximately 12.3% from $1.6 million for the first quarter of 2004. The decrease in cost of product sales was primarily the result of changes under a license agreement. We accrued royalties of approximately $590,000 in the first quarter of 2005, compared to approximately $893,000 in the first quarter of 2004. The decrease in cost of product sales from decreased royalty expense was partially offset by increases in standard product costs from increased unit sales. As a percent of revenue, cost of product sales was 14.8% of revenue for the quarter ended March 31, 2005 as compared to 22.5% for the same period in the prior year.

Gross profit

Our gross profit for the quarter ended March 31, 2005 was $8.2 million, an increase of approximately 45.7% from $5.6 million for the first quarter of 2004. The gross profit increase was primarily due to increased sales adding $2.4 million and reduced royalty costs, partially offset by increased standard product costs from increased sales. Gross margin was 85.2% as compared to 77.5% for 2004.

Selling and marketing expenses

Selling and marketing expenses for the quarter ended March 31, 2005 were $4.7 million, or 49.2% of product sales, for the quarter ended March 31, 2005, compared to $3.7 million, or 50.7% of product sales, for the first quarter of 2004. The dollar increase was largely attributable to $0.6 million related to expansion of our direct sales force and associated costs for travel and personnel costs, $0.3 million related to new marketing programs and $0.1 million in stock-based compensation expense. We expect our selling and marketing expenditures to continue to increase in 2005 as we continue our efforts in expanding our markets.

General and administrative expenses

General and administrative expenses were $1.5 million, or 16.0% of product sales, for the quarter ended March 31, 2005, compared to $0.6 million, or 8.6% of product sales, for the first quarter of 2004. The increase in expenses is primarily due to various costs associated with being a public company such as costs associated with compliance with section 404 of the Sarbanes-Oxley Act, FAS123R compliance and increased legal and accountant fees associated with external filings. We expect our general and administrative expenses to continue to increase in 2005 primarily related to costs associated with compliance with Section 404 of the Sarbanes-Oxley Act and other costs associated with being a public company.

Research and development expenses

Research and development expenses were $0.9 million, or 9.0% of product sales, for the quarter ended March 31, 2005, compared to $0.5 million, or 7.1% of product sales, for the first quarter of 2004. The dollar increase consists of $0.2 million in clinical trial expenses, product development related to the induction of labor indication for the Fetal Fibronectin Test and a $0.2 million increase in costs associated with increases to headcount and associated personnel costs. We expect that our research and development costs will continue to increase in 2005 as compared to 2004 as the result of additional clinical trials and product development.

Interest income

We recognized interest income of $482,000 for the quarter ended March 31, 2005, an increase of $456,000 from the same period in 2004, primarily due to higher cash balances earning interest. In conjunction with our investments of proceeds from our recently completed initial public offering we expect interest income to remain consistent with the interest income earned in the first quarter of 2005.

Provision for income taxes

We recorded a provision for income taxes of $81,000 for the quarter ended March 31, 2004, related to federal alternative minimum taxes and state taxes compared to approximately $100,000 for the same period in 2004.

Our effective tax rate for the quarter ended March 31, 2005 was 5.25% compared to 12.11% for the same period in 2004. The effective tax rate for both periods is lower than the statutory rate due primarily to tax benefits arising from the utilization of net operating losses to the extent allowable under current law. The effective tax rate decreased period-over-period due to changes in a variety of estimates of inputs required to calculate the estimated tax rate for the year.

A valuation allowance is recorded to reduce any deferred tax assets that is more likely than not to be not realized. We perform assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of this assessment, we have concluded that it was more likely than not that our deferred tax assets would not be realized and have recorded a full valuation allowance against our deferred tax assets. We will continue to evaluate the need for a valuation allowance. We may determine that some, or all, of our deferred tax assets will be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes on our income statement in that period. If such a benefit is recognized, then subsequent periods may have higher tax provision expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our operations have been primarily financed through working capital provided by our product sales, private and public equity investments, capital leases, and research and development contracts. As of March 31, 2005 our cash and cash equivalents were $80.0 million. All of our cash equivalents have original maturities of three months or less. During the quarter ended March 31, 2005, our operating activities used cash of approximately $132,000, compared to approximately $503,000 during the first quarter of 2004. The decrease is due primarily to an increase in net income partially offset by changes in working capital, including an increase in accounts receivable and a decrease in accrued commissions and accrued royalties.

Our investing activities used cash of approximately $105,000 during the quarter ended March 31, 2005, compared to $14,000 for the first quarter of 2004. Investing activities in for both periods were related to purchases of equipment.

Net cash provided by financing activities of approximately $98,000 during the quarter ended March 31, 2005, compared to none during the first quarter of 2004, were related to cash generated from stock option exercises.

As of March 31, 2005, we had no long-term debt, capital lease obligations or long-term purchase agreements or commitments other than a facility lease which we have for a one-year term with two one-year renewal options and an operating lease for a new telephone system.

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

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB), issued a revision of SFAS 123, Share-Based Payment (SFAS 123R), which requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the statement of operations based on their fair values. We plan to adopt SFAS 123R on January 1, 2006. We expect the adoption of SFAS 123R to have a material impact on its financial statements in that quarter and thereafter, but cannot reasonably estimate the impact of adoption because it will depend upon the levels of share-base payments granted in the future. However, had we adopted SFAS 123R in prior periods using the Black-Scholes valuation model, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and net income per share in the stock-based compensation section of Note 2 to our Condensed Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATING TO OUR BUSINESS

Because our revenues and financial results depend significantly on a limited product line, if we are unable to manufacture or sell our products in sufficient quantities and in a timely manner, our business will suffer.

To date, substantially all of our revenue has resulted from sales of our principal product line, our Fetal Fibronectin Test, the TLiIQ System (and its predecessor, the TLi System) and related consumables. Although we intend to introduce additional products, we expect sales of the Fetal Fibronectin Test to account for substantially all of our near-term revenue. Because our business is highly dependent on our Fetal Fibronectin Tests, the TLiIQ System and the related consumables, factors adversely affecting the pricing of or demand for these products could have a material and adverse effect on our business and cause the value of our securities to decline substantially. We will lose revenue if alternative diagnostic products or technologies gain commercial acceptance or if reimbursement is limited. We cannot assure you that we will be able to continue to manufacture these products in commercial quantities at acceptable costs. Our inability to do so would adversely affect our operating results and cause our business to suffer.

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

Other factors that might influence market acceptance of our products and product candidates include the following:

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

As of March 31, 2005, we had an accumulated deficit of $43.3 million. For the three month period ended March 31, 2005, we had net income of $1.5 million. However, we may not sustain profitability and cannot guarantee losses will not occur in the future. Our quarterly revenues and operating results are difficult to predict and have in the past and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

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

Market acceptance of our products and the majority of our sales depend, in large part, on the availability of adequate reimbursement for the use of our products from government insurance plans, including Medicare and Medicaid, managed care organizations, private insurance plans and other third-party payors primarily in the United States to a lesser extent, and abroad. Third-party payors are often reluctant to reimburse healthcare providers for the use of medical diagnostic products incorporating new technology.

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

Our plans to significantly expand our presence in international markets will cause us to incur various costs and expenses and may strain our operating and financial systems and resources in a manner that could materially and adversely affect our operating results. We will be subject to the regulatory oversight of additional authorities as we expand internationally. These authorities may impose regulations and restrictions on the sales and marketing of our products that are different and potentially more restrictive than those placed on us by regulators in the US. We may be required to expend considerable resources to comply with these requirements. Ultimately, we may not be able to comply with such regulations in a timely manner, if at all. If we are unable to satisfy these requirements on commercially reasonable terms, our ability to commercialize our products would be hampered and our revenues may be adversely affected.

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

The US Food and Drug Administration, or FDA, and comparable agencies of other countries generally regulate our products as medical devices. In the United States, FDA regulations govern, among other things, the activities that we perform, including product development, product testing, product labeling, product storage, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Most of the new products that we plan to develop and commercialize in the United States will require either pre-market notification, also known as 510(k) clearance, or pre-market approval, from the FDA prior to marketing. The 510(k) clearance process requires us to notify the FDA of our intent to market a medical device. The overall 510(k) clearance process usually takes from three to twelve months from the time of submission to being able to sell a product in the market, but can take significantly longer. The pre-market approval process, often referred to as the PMA process, is much more costly, lengthy, uncertain and generally takes between one and three years from submission to PMA approval, but may take significantly longer and such clearance or approval may never be obtained.

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

In addition, we are subject to review, periodic inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements for any product for which we obtain marketing approval. Following approval, our manufacturing processes, subsequent clinical data and promotional activities are subject to ongoing regulatory obligations. If the FDA finds that we have failed to comply with these requirements or later discovers previously unknown problems with our products, including unanticipated adverse events of unanticipated severity or frequency, manufacture or manufacturing processes or failure to comply with regulatory requirements, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, including:

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

Our PMA supplement seeking approval for use of our Fetal Fibronectin Test in predicting successful induction of labor has been submitted to the FDA. The FDA has placed its review of the application on hold while a third party we have engaged conducts an audit of all of the clinical study sites because of the number of protocol deviations, in order to confirm the accuracy of the data. Upon completion of the third-party audit, we will need to submit new analyses of the data and a corrective action plan to the FDA before it will resume its review of the application. The new analyses of the data or the corrective action plan may not be acceptable to us or to the FDA and we may not continue to pursue or obtain FDA approval for this application.

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

We and any third-party manufacturers that we currently rely on or will rely on in the future, including those we rely on to produce components of our products, must continuously adhere to the current good manufacturing practices, or cGMP, set forth in the FDA’s Quality System Regulations, or QSR, and enforced by the FDA through its facilities inspection program. In complying with QSR, we and our third-party manufacturers must expend significant time, money and effort in design and development, testing, production, record keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these specifications and other requirements could result in an FDA enforcement action, including the seizure of products and shutting down of production. We or any of these third-party manufacturers may also be subject to comparable or more stringent regulations of foreign regulatory authorities. In any of these circumstances, our ability to develop, produce and sell our products could be impaired.

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

We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercialization, manufacturing, clinical trials and research and development activities. We believe that our cash and cash equivalents, will be sufficient to meet our operating and capital requirements for at least the next two years. However, our present and future funding requirements will depend on many factors, including, among other things:

•	the level of research and development investment required to maintain and improve our technology position;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the success of our product sales and related collections;

•	our need or decision to acquire or license businesses, products or technologies;

•	maintaining or expanding our manufacturing or commercialization capacity;

•	competing technological and market developments; and

•	costs relating to changes in regulatory policies or laws that affect our operations.

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

RISKS RELATING TO OUR COMMON STOCK

If we are unable to timely satisfy new regulatory requirements relating to internal controls, our stock price could suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies do a comprehensive evaluation of their internal control over financial reporting. Beginning on December 31, 2005, we must perform an annual evaluation of our internal control over financial reporting, include in our annual report the results of the evaluation, and have our external auditors publicly attest to such evaluation. We have been working on our evaluation pursuant to an internal plan of action that calls for completion before the end of our fiscal year, but it is difficult for us to predict how long it will actually take to complete the evaluation, including the final assessment of the significance of any control deficiencies that may be found. If we fail to complete the evaluation on time, or if our external auditors cannot attest to our evaluation, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.

If our principal stockholders, executive officers and directors choose to act together, they may be able to control our management and operations, which may prevent us from taking actions that may be favorable to our stockholders.

Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own in the aggregate approximately 63% of our common stock as of March 31, 2005. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to our stockholders.

The future sale of our securities could dilute our common stockholders’ investments and negatively affect our stock price.

If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The holders of approximately 12,139,841 shares of our common stock and the holders of warrants to purchase 196,915 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

The price and volume of our common stock experience fluctuations, which could lead to costly litigation for us.

Our stock price has been volatile from December 10, 2004 through April 26, 2005, our stock has traded as high as $20.90 and as low as $10.97. The market price of our common stock may fluctuate substantially due to a variety of factors, including:

•	media reports and publications and announcements about women’s health and cancer diagnostic products or new cancer treatments or innovations that could compete with our products;

•	new regulatory pronouncements, changes in regulatory guidelines, such as adverse changes in reimbursement for women’s health and cancer diagnostic products, and the timing of regulatory approvals concerning the products in our pipeline;

•	market conditions or trends related to the medical devices and diagnostic products industries or the market in general;

•	changes in financial estimates or recommendations by securities analysts;

•	the seasonal nature of our revenues and expenses;

•	variations in our quarterly operating results; and

•	changes in accounting principles.

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

We do not expect to pay dividends in the foreseeable future. As a result, our stockholders must rely on stock appreciation for any return on their investment in our common stock

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend on our financial condition results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Accordingly, our stockholders will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock. Furthermore, we may, in the future, become subject to contractual restrictions on, or prohibitions against, the payment of dividends.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(c). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls. We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures. The effectiveness of controls cannot be absolute because the cost to design and implement a control to identify errors or mitigate the risk of errors occurring should not outweigh the potential loss caused by errors that would likely be detected by the control. Moverover, we believe that disclosure controls and procedures cannot be guaranteed to be 100% effective all of the time. Accordingly, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 10, 2004, we completed an initial public offering of 3,750,000 shares of our common stock. The common stock sold in the offering was registered under the Securities Act of 1933, as amended, on the Registration Statement on Form S-1 (Reg. No. 333-118012) that was declared effective by the SEC on December 9, 2004. The offering commenced on December 10, 2004. On December 21, 2004, the underwriters in the offering exercised their over-allotment option to purchase an additional 562,500 shares of our common stock to cover over-allotments. All 4,312,500 of the shares sold in the offering were sold at the initial public offering price of $16.00 per share. After deducting underwriting discounts and commissions and offering expenses, we received net proceeds form the offering of approximately $61.9 million.

During the quarter ended March 31, 2005, we spent (i) approximately $4.6 million of the proceeds from the offering on sales and marketing efforts, (ii) approximately $0.8 million on research and development activities related to product development, clinical trials and regulatory approvals for additional indications for our Fetal Fibronectin Test, and (iii) approximately $1.6 million on working capital and other general corporate purposes. The remaining proceeds from the offering have been placed in temporary investments of marketable securities for future use as needed.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
number	Description
31.1	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Emory V. Anderson.

31.2	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of Mark D. Fischer-Colbrie

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 Mark D. Fischer-Colbrie.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May 2005.

ADEZA BIOMEDICAL CORPORATION
By:	/s/ Emory V. Anderson
Emory V. Anderson
President and Chief Executive Officer

By:	/s/ Mark D. Fischer-Colbrie
Mark D. Fischer-Colbrie
Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit
number	Description
31.1	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Emory V. Anderson.

31.2	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of Mark D. Fischer-Colbrie

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 Mark D. Fischer-Colbrie.