Form 10-Q
period 2005-06-30
ADEZA BIOMEDICAL CORP
filed 2005-08-12
CIK 902482

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from            to              .
Commission file number: 000 — 20703

Adeza Biomedical Corporation
(Exact name of Registrant as specified in its charter)

Delaware	77-0054952
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
1240 Elko Drive, Sunnyvale, California 94089
(Address of principal executive offices and zip code)
(408) 745-0975
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2005, 16,853,926 shares of the registrant’s common stock were outstanding.

Adeza Biomedical Corporation Trademarks and Registered Trademarks are trademarks of Adeza. Our trademarks and trade names include the stylized A, Adeza®, E-tegrity® Test, SalEst®, FullTerm™ and TLiIQ® System. Other service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

PART I— FINANCIAL INFORMATION
Item I. Condensed Financial Statements (Unaudited)
Adeza Biomedical Corporation

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30,	December 31,
	2005	2004
	(unaudited)	(note 2)
Assets
Current assets:
Cash and cash equivalents	$82,959	$80,118
Accounts receivable, net	8,091	6,628
Inventories	848	667
Prepaid and other current assets	301	271

Total current assets	92,199	87,684
Property and equipment, net	315	268
Intangible assets, net	152	176

Total assets	$92,666	$88,128

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,375	$2,750
Accrued compensation	1,547	1,863
Accrued royalties	1,207	1,007
Other accrued liabilities	1,653	752
Deferred revenue	49	45

Total current liabilities	6,831	6,417
Commitments Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,853,926 and 16,461,390 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	17	16
Additional paid-in capital	130,085	129,695
Deferred compensation	(2,784)	(3,232)
Accumulated deficit	(41,483)	(44,768)

Total stockholders’ equity	85,835	81,711

Total liabilities and stockholders’ equity	$92,666	$88,128

See accompanying notes to condensed financial statements.

Adeza Biomedical Corporation

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share information)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Product sales	$10,634	$8,396	$20,244	$15,638
Cost of product sales	1,429	1,716	2,856	3,343

Gross profit	9,205	6,680	17,388	12,295
Operating costs and expenses:
Selling and marketing	4,787	3,812	9,512	7,485
General and administrative	1,867	926	3,404	1,552
Research and development	1,213	681	2,077	1,197

Total operating costs and expenses	7,867	5,419	14,993	10,234

Income from operations	1,338	1,261	2,395	2,064
Interest income	593	31	1,073	57

Income before provision for (benefit from) income taxes	1,931	1,292	3,468	2,118
Provision for (benefit from) income taxes	102	(19)	183	81

Net income	$1,829	$1,311	$3,285	$2,037

Basic net income per share	$0.11	$7.20	$0.20	$11.18

Diluted net income per share	$0.10	$0.10	$0.19	$0.15

Shares used to compute basic net income per share	16,754,828	182,160	16,707,081	182,160

Shares used to compute diluted net income per share	17,696,949	13,394,126	17,762,420	13,330,430

See accompanying notes to condensed financial statements.

Adeza Biomedical Corporation

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Six months ended
	June 30,
	2005	2004
Operating activities
Net income	$3,285	$2,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94	44
Stock based compensation expense	483	22
Changes in operating assets and liabilities:
Accounts receivable	(1,463)	(384)
Inventories	(181)	(91)
Prepaid and other assets	(30)	25
Accounts payable	(375)	(86)
Accrued compensation	(316)	69
Accrued royalties	200	1,202
Other accrued liabilities	901	(25)
Deferred revenue	4	(370)

Net cash provided by operating activities	2,602	2,443

Investing activities
Purchases of property and equipment	(117)	(40)

Net cash used in investing activities	(117)	(40)

Financing activities
Net proceeds from issuances of common stock	356	—

Net cash provided by financing activities	356	—

Net increase in cash and cash equivalents	2,841	2,403
Cash and cash equivalents at beginning of period	80,118	12,092

Cash and cash equivalents at end of period	$82,959	$14,495

Supplemental cash flow information
Cash paid for income taxes	$252	$13

See accompanying notes to condensed financial statements.

Adeza Biomedical Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and business
Adeza Biomedical Corporation (“Adeza” or the “Company”) is a Delaware corporation which was originally incorporated in the state of California on January 3, 1985 and reincorporated in Delaware in 1996. Adeza is engaged in the design, development, manufacturing, sales, and marketing of products for women’s health markets worldwide. The Company designs, develops, manufactures and markets innovative products for women’s health. The Company’s initial focus is on reproductive healthcare, using its proprietary technologies to predict preterm birth and assess infertility. The Company’s products consist of:
•	The TLiIQ System and FullTerm, The Fetal Fibronectin Test which are used to assess the risk of preterm birth in pregnant women.

•	The E-tegrity Test which is used to determine the feasibility of embryo implantation in patients with infertility who are candidates for in vitro fertilization (“IVF”).
During the three and six months ended June 30, 2005 approximately 98% of the Company’s product sales were derived from customers located in the United States as compared to 97% for the three and six month periods ended June 30, 2004. Sales were predominately derived from the sale of FullTerm, The Fetal Fibronectin Test.
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods. The accompanying condensed financial statements and related notes should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.
On December 6, 2004, the Company effected a three-for-four reverse split of the Company’s common stock. All common share and per share amounts contained in these financial statements were retroactively adjusted accordingly.
In the quarter ended June 30, 2005, certain amounts previously included under Accounts Payable in the balance sheet as of December 31, 2004 were reclassified to Other Accrued Liabilities reflecting the appropriate account description for the liability.
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

For purposes of pro forma disclosures as required under SFAS 123, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The pro forma information and related assumptions are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income:
As reported	$1,829	$1,311	$3,285	$2,037
Add: Total stock based employee and director compensation expense determined under the intrinsic value method for all awards	222	—	448	—
Less: Total stock based employee and director compensation expense determined under the fair value method for all awards	(688)	(105)	(1,276)	(210)

Pro forma	$1,363	$1,206	$2,457	$1,827

Reported basic net income per share	$0.11	$7.20	$0.20	$11.18

Reported diluted net income per share	$0.10	$0.10	$0.19	$0.15

Pro forma basic net income per share	$0.08	$6.62	$0.15	$10.03

Pro forma diluted net income per share	$0.08	$0.09	$0.14	$0.14

Risk-free interest rate	3.72%	3.63%	4.01%	3.63%

Expected life (in years)	4	4	4	4

Expected dividends	—	—	—	—

Expected volatility	75%	85%	75%	85%

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
3. Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost) or market and consists of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$343	$297
Work in process	182	119
Finished goods	323	251

	$848	$667

4. Intangible assets
Intangible assets consist of purchased patents. Accumulated amortization at June 30, 2005 and December 31, 2004 was $88,000 and $64,000, respectively. Intangible assets are amortized on a straight line basis over their estimated useful lives of five years. Amortization expense is expected to be $48,000 per year in 2005 through 2007 and $32,000 for the year ending December 31, 2008.

5. Net income per share
Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding for the period. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, and warrants are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive. The calculation of net income per share is as follows (in thousands, except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income	$1,829	$1,311	$3,285	$2,037

Denominator:
Denominator for basic earnings per share-weighted-average common shares outstanding	16,754,828	182,160	16,707,081	182,160
Effect of dilutive securities:
Stock options	862,744	1,100,237	974,153	1,045,576
Warrants	79,377	154,407	81,186	145,372
Convertible preferred stock	—	11,957,322	—	11,957,322

Dilutive potential common shares	942,121	13,211,966	1,055,339	13,148,270

Denominator for diluted earnings per share-weighted-average common shares and dilutive potential common shares	17,696,949	13,394,126	17,762,420	13,330,430

Basic net income per share	$0.11	$7.20	$0.20	$11.18

Diluted net income per share	$0.10	$0.10	$0.19	$0.15

6. Comprehensive income
Comprehensive income for the three and six months ended June 30, 2005 and 2004 equaled the net income in each period.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors described under “Business” and “Factors That May Affect Future Results” set forth in Part I of our Annual Report on Form 10-K for the year-ended December 31, 2004.
OVERVIEW
We design, develop, manufacture and market innovative products for women’s health. Our initial focus is on reproductive healthcare, using our proprietary technologies to predict preterm birth and assess infertility. Our principal product is a patented diagnostic test FullTerm, The Fetal Fibronectin Test, that utilizes a single-use, disposable cassette and is analyzed on our patented instrument, the TLiIQ System. This FDA-approved product is designed to objectively determine a woman’s risk of preterm birth by detecting the presence of a specific protein, fetal fibronectin, in vaginal secretions during pregnancy. We began selling our single-use, disposable FullTerm, The Fetal Fibronectin Test in 1999 and launched our second-generation system, the TLiIQ System, in 2001. Sales of TLiIQ Systems to hospital and clinical laboratories allow healthcare providers access to our FullTerm, The Fetal Fibronectin Test, resulting in the potential for better patient care and for significant cost savings by avoiding unnecessary medical treatment.
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

Product sales
Our product sales are derived primarily from the sale of our disposable FullTerm, The Fetal Fibronectin Test. In addition, we derive a small portion of our revenues from the sale of our Etegrity test, TLiIQ Systems and other consumables. Sales in the United States accounted for approximately 98% in both three and six-month periods ended June 30, 2005 and 97% for both the three and six-month periods ended June 30, 2004, respectively. International sales accounted for approximately 2% in both three and six-month periods ended June 30, 2005 and 3% for both three and six-month periods ended June 30, 2004. We currently use distributors for sales outside of the United States and Canada. Our business has been and may continue to be seasonal and is affected by customer ordering patterns, which may involve quarterly or semi-annual orders, as well as other factors which may cause quarterly variances in our revenue. As such, revenue may not increase in sequential quarters and our net income may fluctuate significantly.
Cost of product sales
Our cost of product sales represents the cost of materials, overhead associated with the manufacture of our products, direct labor, delivery charges, lab services and royalties.
Royalty costs were $0.6 million or 6.1% of product sales for the three months ended June 30, 2005 as compared to $1.0 million or 12.2% of product sales for the three months ended June 30, 2004. The reduction in royalty costs was primarily related to changes under a license agreement. Although royalty costs as a percentage of product sales is expected to fluctuate as it is dependent on several factors, including the level and type of sales and the level of allowed deductions, we believe royalty costs as a percentage of revenue will remain below 7.5% for the year ended December 31, 2005, assuming no new licenses involving royalties are required.
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

RESULTS OF OPERATIONS
Comparison of three and six months ended June 30, 2005 compared to three and six months ended June 30, 2004
Product sales
Product sales increased 26.7% to $10.6 million in the second quarter of 2005 from $8.4 million in the comparable quarter in 2004. The growth in sales of $2.2 million was primarily due to an increase in the sales volume of our FullTerm, The Fetal Fibronectin Test.
Product sales increased 29.5% to $20.2 million for the six months ended June 30, 2005 from $15.6 million in the comparable period in 2004. The growth in sales of $4.6 million was primarily due to an increase in the sales volume of our FullTerm, The Fetal Fibronectin Test.
Cost of product sales
Cost of product sales for the quarter ended June 30, 2005 was $1.4 million, a decrease of approximately 16.8% from $1.7 million for the second quarter of 2004. The decrease in cost of product sales was primarily the result of changes under a license agreement. We incurred royalty costs of approximately $0.6 million in the second quarter of 2005, compared to approximately $1.0 million in the second quarter of 2004. The decrease in cost of product sales from decreased royalty expense was partially offset by increases in standard product costs from increased unit sales. As a percent of revenue, cost of product sales was 13.4% of revenue for the quarter ended June 30, 2005 as compared to 20.4% for the same period in the prior year.
Cost of product sales was $2.9 million, or 14.1% of product sales, for the six months ended June 30, 2005, as compared to $3.3 million, or 21.4% of product sales for the same period in 2004. Cost of product sales for the six months ended June 30, 2005 decreased as a result of changes under a license agreement. We incurred royalty costs of approximately $1.2 million for the six months ended June 30, 2005, compared to approximately $1.9 million for the same period in the prior year. The decrease in cost of product sales from decrease royalty expense was partially offset by increases in standard product costs from increased unit sales.
Gross profit
Our gross profit for the quarter ended June 30, 2005 was $9.2 million, an increase of approximately 37.8% from $6.7 million for the second quarter of 2004. The gross profit increase was primarily due to increased sales adding $2.2 million and reduced royalty costs, partially offset by increased standard product costs from increased unit sales. Gross margin was 86.6% in the quarter ended June 30, 2005 as compared to 79.6% for the second quarter of 2004.
Gross profit for the six months ended June 30, 2005 was $17.4 million, an increase of approximately 41.4% from $12.3 million for the same period in the prior year. The gross profit increase was primarily due to increased sales adding $4.6 million and reduced royalty costs, partially offset by increased standard product costs from increased unit sales. Gross margin was 85.9% in the six months ended June 30, 2005 as compared to 78.6% for the same period in the prior year.
Selling and marketing expenses
Selling and marketing expenses were $4.8 million, or 45.0% of product sales, for the quarter ended June 30, 2005, compared to $3.8 million, or 45.4% of product sales, for the second quarter of 2004. The dollar increase was largely attributable to $0.7 million related to expansion of our direct sales force and associated costs for travel and personnel costs, $0.2 million related to new marketing programs and $0.1 million in stock-based compensation expense. We expect our selling and marketing expenditures to continue to increase in 2005 as we continue our efforts to expand our markets.
Selling and marketing expenses were $9.5 million, or 47.0% of product sales for the six months ended June 30, 2005, compared to $7.5 million, or 47.9% of product sales for the same period in 2004. The dollar increase was primarily due to $1.2 million related to expansion of our direct sales force and associated costs for travel and personnel costs, $0.6 million related to new marketing programs and $0.2 million in stock-based compensation expense.

General and administrative expenses
General and administrative expenses were $1.9 million, or 17.6% of product sales, for the quarter ended June 30, 2005, compared to $0.9 million, or 11.0% of product sales, for the second quarter of 2004. The increase in expenses is primarily due to various costs associated with being a public company such as increased accounting fees associated with public reporting, costs associated with compliance with section 404 of the Sarbanes-Oxley Act implementation of FAS123R and increases in headcount and associated personnel costs. We expect our general and administrative expenses to continue to increase in 2005 primarily related to costs associated with compliance with Section 404 of the Sarbanes-Oxley Act and other costs associated with being a public company.
General and administrative expenses were $3.4 million, or 16.8% of product sales, for the six months ended June 30, 2005, compared to $1.6 million, or 9.9% of product sales, for the same period in 2004. The increase in expenses is primarily due to costs associated with being a public company of $1.5 million, in addition to increased legal expense for patents of $0.1 million and stock based compensation expense of $0.1 million.
Research and development expenses
Research and development expenses were $1.2 million, or 11.4% of product sales, for the quarter ended June 30, 2005, compared to $0.7 million, or 8.1% of product sales, for the second quarter of 2004. The increase is primarily due to costs associated with our product development efforts of $0.4 million in addition to increases associated with headcount and associated personnel costs or $0.1 million. We expect that our research and development costs will continue to increase in 2005 as compared to 2004 as the result of additional clinical trials and product development.
Research and development expenses were $2.1 million, or 10.3% of product sales, for the six months ended June 30, 2005, compared to $1.2 million, or 7.6% of product sales, for the same period in 2004. The increase is primarily due to costs associated with our continued product development efforts of $0.6 million, including clinical trial costs and costs associated with the induction of labor indication for the Fetal Fibronectin Test of $0.1 million, expenses related to personnel and associated costs of $0.2 million, and stock-based compensation expense of $0.1 million.
Interest income
We recognized interest income of $593,000 for the quarter ended June 30, 2005, an increase of $562,000 from the same period in 2004, primarily due to higher cash balances earning interest largely as a result of our recently completed initial public offering. We expect interest income to remain consistent with the interest income earned in the second quarter of 2005.
We recognized interest income of $1.1 million for the six months ended June 30, 2005, an increase of $1.0 million from the same period in 2004, primarily due to higher cash balances earning interest due to the proceeds from our recently completed initial public offering. We expect interest income to fluctuate based on prevailing interest rates and changes in our cash balances.
Provision for income taxes
We recorded a provision for income taxes of $102,000 for the quarter ended June 30, 2005, related to federal alternative minimum taxes and state taxes compared to a benefit of approximately $19,000 for the same period in 2004. Our effective tax rate for the quarter ended June 30, 2005 was 5.28%. The effective tax rate is lower than the statutory rate due primarily to tax benefits arising from the utilization of net operating losses to the extent allowable under current law. The effective tax rate decreased period-over-period due to changes in a variety of estimates of inputs required to calculate the estimated tax rate for the year. The benefit recorded in the quarter ended June 30, 2004 was the result of an accrual adjustment.
We recorded a provision for income taxes of $183,000 for an effective tax rate of 5.28% for the six months ended June 30, 2005 compared to a provision of $81,000 for an effective tax rate of 8.5% for the same period in 2004. The effective tax rate for both periods is lower than the statutory rate due primarily to tax benefits arising from the utilization of net operating losses to the extent allowable under current law.
A valuation allowance is recorded to reduce any deferred tax asset that is more likely than not to be not realized. We perform assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of this assessment, we have concluded that it was more likely than not that our deferred tax assets would not be realized and have recorded a full valuation allowance against our deferred tax assets. We will continue to evaluate the need for a valuation allowance. We may determine that some, or all, of our deferred tax assets will be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes on our income statement in that period. If such a benefit is recognized, then subsequent periods may have higher tax provision expenses.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, our operations have been primarily financed through private and public equity investments, working capital provided by our product sales, capital leases, and research and development contracts. As of June 30, 2005 our cash and cash equivalents were $83.0 million. All of our cash equivalents have original maturities of three months or less. During the six months ended June 30, 2005, our operating activities provided cash of approximately $2,602,000, compared to approximately $2,443,000 during the same period of 2004. The increase is due primarily to an increase in net income partially offset by changes in working capital, including an increase in accounts receivable.
Our investing activities used cash of approximately $117,000 during the six months ended June 30, 2005, compared to $40,000 for the same period of 2004. Investing activities in for both periods were related to purchases of equipment.
Net cash provided by financing activities of approximately $356,000 during the six months ended June 30, 2005, compared to none during the same period of 2004, were related to cash generated from stock option exercises.
As of June 30, 2005, we had no long-term debt, capital lease obligations or long-term purchase agreements or commitments other than a facility lease which we have for a one-year term with two one-year renewal options and an operating lease for a new telephone system.
In addition to cash generated from product sales, we believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next two years. However, future research and development, clinical trials and sales and marketing expenses, as well as administration support, or licensing or acquisition of other products may require additional capital resources. We may raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. Due to the uncertainty of financial markets, financing may not be available to us on acceptable terms or at all. Therefore, we may raise additional capital from time to time due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations.
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
To date, substantially all of our revenue has resulted from sales of our principal product line, our FullTerm, The Fetal Fibronectin Test, the TLiIQ System (and its predecessor, the TLi System) and related consumables. Although we intend to introduce additional products, we expect sales of the Fetal Fibronectin Test to account for substantially all of our near-term revenue. Because our business is highly dependent on our Fetal Fibronectin Tests, the TLiIQ System and the related consumables, factors adversely affecting the pricing of or demand for these products could have a material and adverse effect on our business and cause the value of our securities to decline substantially. We will lose revenue if alternative diagnostic products or technologies gain commercial acceptance or if reimbursement is limited. We cannot assure you that we will be able to continue to manufacture these products in commercial quantities at acceptable costs. Our inability to do so would adversely affect our operating results and cause our business to suffer.
If our products do not achieve and sustain market acceptance, we may fail to generate sufficient revenue to maintain our business.
Our commercial success depends in large part on our ability to achieve and sustain market acceptance of our principal product line, FullTerm, The Fetal Fibronectin Test and the TLiIQ System. A key element of our business plan calls for us to expand sales of our TLiIQ System in hospitals and clinical laboratories and increase the related sales of the Fetal Fibronectin Test and other consumables used in conjunction with the TLiIQ System. To accomplish this, we will need to convince healthcare providers of the benefits of our products through various means, including through published papers, presentations at scientific conferences and additional clinical trials. If existing users of our products determine that these products do not satisfy their requirements, or if our competitors develop a product perceived to better satisfy their requirements, our sales of Fetal Fibronectin Tests and other consumables may decline, and our revenues may correspondingly decline.
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

Other factors that might influence market acceptance of our products and product candidates include the following:
•	evidence of clinical utility;

•	convenience and ease of use;

•	availability of alternative and competing diagnostic products;

•	cost-effectiveness;

•	effectiveness of marketing, distribution and pricing strategy;

•	publicity concerning these products or competitive products, and

•	reimbursement.
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
As of June 30, 2005, we had an accumulated deficit of $41.5 million. For the three and six month periods ended June 30, 2005, we had net income of $1.8 million and $3.3 million, respectively. However, we may not sustain profitability and cannot guarantee losses will not occur in the future. Our quarterly revenues and operating results are difficult to predict and have in the past and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:
•	our ability to increase market acceptance of women’s health diagnostics generally and of our products in particular, as discussed under “Factors that may affect future results— if our products do not achieve and sustain market acceptance, we may fail to generate sufficient revenue to maintain our business”;

•	our need and ability to generate and manage growth as discussed under “Factors that may affect future results — if we fail to properly manage our anticipated growth in the United States or abroad, we may incur significant additional costs and expenses and our operating results may suffer”;

•	delays in, or failure of, delivery of components by our suppliers as more fully described in “Factors that may affect future results— we rely on a limited number of suppliers, and if these suppliers fail or are unable to perform in a timely and satisfactory manner, we may be unable to manufacture our products or satisfy product demand in a timely manner, which could delay the production or sale of these products”;

•	the seasonal nature of our business and quarterly variations in demand for our products based on procurement cycles of our customers;

•	changes in the manner in which our operations are regulated;

•	increases in the length of our sales cycle;

•	fluctuations in gross margins; and

•	difficult political and economic conditions.
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
In addition, we expect to incur additional expenses to execute our business plan, and these expenses will increase as we expand our marketing efforts, research and development activities, clinical testing and manufacturing capacity. These expenses, among other things, may cause our net income and working capital to decrease or result in a net loss. If sales do not continue to grow, we may not be able to maintain profitability. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. If we fail to do so, the market price for our common stock will likely decline.
If third-party payors do not adequately reimburse our customers, market acceptance of our products may be impaired, which may adversely affect our revenues and our operating results.
Market acceptance of our products and the majority of our sales depend, in large part, on the availability of adequate reimbursement for the use of our products from government insurance plans, including Medicare and Medicaid, managed care organizations, private insurance plans and other third-party payors primarily in the United States and, to a lesser extent abroad. Third-party payors are often reluctant to reimburse healthcare providers for the use of medical diagnostic products incorporating new technology.
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
We are directly or indirectly through our customers subject to extensive regulation by both the federal government and the states and foreign countries where we conduct our business. Companies such as ours are required to expend considerable resources complying, in particular, with laws such as the following:
•	the Federal Food, Drug and Cosmetic Act, which regulates the design, testing, manufacture, labeling, marketing, distribution and sale of medical devices;

•	the Federal Anti-Kickback Law, which prohibits the illegal inducement of referrals for which payment may be made under federal healthcare programs such as the Medicare and Medicaid Programs;

•	Medicare laws and regulations that prescribe the requirements for coverage and payment, including the amount of such payment, and laws prohibiting false claims for reimbursement under Medicare and Medicaid;

•	CE mark which could limit our ability to sell in Europe, and

•	ISO 13485 which could limit our ability to sell in Canada.
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

All of the products that we have submitted and may submit in the future for FDA clearance or approval are or will be subject to substantial restrictions, including, among other things, restrictions on the indications for which we may market our products, which could result in reductions in or an inability to grow our revenues. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or certain requirements for costly post-marketing testing and surveillance to monitor the performance and clinical utility of the product. For example, any of our products that have received FDA approval, such as our FullTerm, The Fetal Fibronectin Test or TLiIQ System, remain subject to ongoing post-marketing regulation and oversight by the FDA. The marketing claims that we are permitted to make in labeling our diagnostic products, if cleared or approved by the FDA, are limited to those specified in any clearance or approval. Our intention to expand the use of our products into new areas such as the prediction of successful induction of labor and oncology will require us to make new submissions to the FDA.
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
Our PMA supplement seeking approval for use of our FullTerm, The Fetal Fibronectin Test in predicting successful induction of labor has been submitted to the FDA. The FDA has placed its review of the application on hold while a third party we have engaged conducts an audit of all of the clinical study sites because of the number of protocol deviations, in order to confirm the accuracy of the data. Upon completion of the third-party audit, we will need to submit new analyses of the data and a corrective action plan to the FDA before it will resume its review of the application. The new analyses of the data or the corrective action plan may not be acceptable to us or to the FDA and we may not continue to pursue or obtain FDA approval for this application.
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
Any modification to a 510(k)-cleared or pre-market approved diagnostic device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or PMA, such as the development of our FullTerm, The Fetal Fibronectin Test as a diagnostic test for the induction of labor. The FDA requires every manufacturer to make the determination of whether new clearance or approval is required for 510(k)-cleared devices. The FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or PMA for any modification to a previously cleared or approved product, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Any recall or FDA requirement that we seek additional approvals or clearances could result in delays, fines, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.
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

We rely on a limited number of suppliers for both raw materials and components necessary for the manufacture of our products, including our FullTerm, The Fetal Fibronectin Test and TLiIQ System. We acquire all of these components, assemblies and raw materials on a purchase-order basis, which means that the supplier is not required to supply us with specified quantities over a certain period of time or to set aside part of its inventory for our forecasted requirements. If we need alternative sources for key components, assemblies or raw materials for any reason, such components, assemblies or raw materials may not be immediately available. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and delivery of such components, assemblies or raw materials may be delayed. Consequently, if we do not forecast properly, or if our suppliers are unable or unwilling to supply us in sufficient quantities or on commercially acceptable terms, we may not have access to sufficient quantities of these components, assemblies and raw materials on a timely basis and may not be able to satisfy product demand. We also rely upon a fulfillment provider to process orders for our products, coordinate invoicing and collections, as well as ship our products to customers in the United States. We may not be able to find an adequate alternative supplier or fulfillment provider if required, in a reasonable time period, or on commercially acceptable terms, if at all. Our inability to obtain a supplier for the manufacture of our products may force us to curtail or cease operations, which would have a material adverse effect on our product sales and profitability. During 2005, we plan to transfer this fulfillment operation back to Adeza. Any problems with this transition may have a material adverse effect on our product sales and profitability.

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
If we fail to obtain necessary funds for our operations, we will be unable to continue to develop and commercialize new products and technologies and we may need to downsize or halt our operations.
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
Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions, to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending US and foreign patent applications may not issue as patents at all, or if they do, they may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. Additionally, our family of issued patents and patent applications, if and when issued, relating to our FullTerm, The Fetal Fibronectin Test and TLiIQ System, have a range of expiration dates from 2007 to 2025. Upon the expiration of one or more patents relating to our FullTerm, The Fetal Fibronectin Test and TLiIQ System, we may not be able to protect our proprietary rights relating to the technologies used in these products. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Competitors may be able to design around our patents or develop products that provide outcomes comparable to ours. Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
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
We have licensed a number of patents, including patents related to our FullTerm, The Fetal Fibronectin Test and our E-tegrity Test from third parties, including the Fred Hutchinson Cancer Research Center, Inverness Medical and the University of Pennsylvania. Our business may significantly suffer if one or more of these licenses terminate, if we or our licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties or if the licensed patents are found to be invalid.
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
Any dispute with a licensor could be complex, expensive and time-consuming and an outcome adverse to us could materially harm our business and impair our ability to commercialize our products, including our FullTerm, The Fetal Fibronectin Test. As a result, our stock price might be adversely affected.
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
Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own in the aggregate approximately 41.40% of our common stock as of March 31, 2005. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to our stockholders.
The future sale of our securities could dilute our common stockholders’ investments and negatively affect our stock price.
If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The holders of a substantial number of shares of our common stock, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. Raising funds through the issuance of equity securities will dilute the ownership of our existing stockholders. A negative reaction by investors and securities analysts to any sale of debt or our equity securities could result in a decline in the trading price of our common stock.
The price and volume of our common stock experience fluctuations, which could lead to costly litigation for us.
Our stock price has been volatile from December 10, 2004 through June 30, 2005, our stock has traded as high as $20.90 and as low as $10.97. The market price of our common stock may fluctuate substantially due to a variety of factors, including:
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
We do not expect to pay dividends in the foreseeable future. As a result, our stockholders must rely on stock appreciation for any return on their investment in our common stock
We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Accordingly, our stockholders will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock. Furthermore, we may, in the future, become subject to contractual restrictions on, or prohibitions against, the payment of dividends.

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
Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II— OTHER INFORMATION
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
During the six months ended June 30, 2005, we spent (i) approximately $9.3 million of the proceeds from the offering on sales and marketing efforts, (ii) approximately $2.0 million on research and development activities related to product development, clinical trials and regulatory approvals for additional indications for our Fetal Fibronectin Test, and (iii) approximately $3.4 million on working capital and other general corporate purposes. The remaining proceeds from the offering have been placed in temporary investments of marketable securities for future use as needed.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its annual meeting of stockholders on June 9, 2005.

(b)	Votes regarding the election of our directors for terms expiring at our 2005 annual meeting of stockholders:

Term expiring in 2005	For	Withheld
Nancy D. Burrus	11,306,551	22,761
Craig C. Taylor	11,318,049	11,263
The above directors constitute our Class I directors.

Our board is composed of the elected Class I directors and the following continuing directors:
Andrew E. Senyei, MD
Emory V. Anderson
Michael P. Downey
Kathleen D. LaPorte
(c)	Votes on the proposal to ratify the appointment of Ernst & Young LLP as the Company’s Registered Public Accounting firm for the 2005 fiscal year were as follows:

		Abstentions and broker
For	Against	non-votes
11,328,857	455	—
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
number	Description
31.1	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Emory V. Anderson.

31.2	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Mark D. Fischer-Colbrie

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson

32.2	Certificate pursuant to 18 U.S.C. Section 1350 of Mark D. Fischer-Colbrie.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August 2005.

ADEZA BIOMEDICAL CORPORATION
By:	/s/ Emory V. Anderson
Emory V. Anderson
President and Chief Executive Officer

By:	/s/ Mark D. Fischer-Colbrie
Mark D. Fischer-Colbrie
Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit
number	Description
31.1	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Emory V. Anderson.

31.2	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Mark D. Fischer-Colbrie

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 Mark D. Fischer-Colbrie.