Form 10-Q
period 2005-09-30
ADEZA BIOMEDICAL CORP
filed 2005-11-14
CIK 902482

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from            to            .
Commission file number: 000 — 20703

Adeza Biomedical Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0054952 (I.R.S. Employer Identification Number)
1240 Elko Drive, Sunnyvale, California 94089
(Address of principal executive offices and zip code)
(408) 745-0975
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2005, 17,153,232 shares of the registrant’s common stock were outstanding.

Adeza Biomedical Corporation Trademarks and Registered Trademarks are trademarks of Adeza. Our trademarks and trade names include the stylized A, Adeza®, E-tegrity® Test, SalEst®, FullTerm® and TLiIQ® System. Other service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

PART I— FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
Adeza Biomedical Corporation

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30,	December 31,
	2005	2004
	(unaudited)	(note 2)
Assets
Current assets:
Cash and cash equivalents	$86,849	$80,118
Accounts receivable, net	7,765	6,628
Inventories	739	667
Prepaid and other current assets	261	271

Total current assets	95,614	87,684
Property and equipment, net	354	268
Intangible assets, net	140	176

Total assets	$96,108	$88,128

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,491	$2,196
Accrued compensation	1,515	1,863
Accrued royalties	699	1,007
Other accrued liabilities	2,201	1,306
Deferred revenue	59	45

Total current liabilities	6,965	6,417
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 17,117,167 and 16,461,390 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	17	16
Additional paid-in capital	131,022	129,695
Deferred compensation	(2,563)	(3,232)
Accumulated deficit	(39,333)	(44,768)

Total stockholders’ equity	89,143	81,711

Total liabilities and stockholders’ equity	$96,108	$88,128

See accompanying notes to condensed financial statements.

Adeza Biomedical Corporation

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share information)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Product sales	$11,419	$8,767	$31,663	$24,405
Cost of product sales	1,703	(2,448)	4,559	895

Gross profit	9,716	11,215	27,104	23,510

Operating costs and expenses:
Selling and marketing	4,566	4,153	14,078	11,638
General and administrative	1,959	1,079	5,363	2,631
Research and development	1,634	559	3,711	1,755

Total operating costs and expenses	8,159	5,791	23,152	16,024

Income from operations	1,557	5,424	3,952	7,486
Interest income	729	48	1,802	104

Income before provision for income taxes	2,286	5,472	5,754	7,590
Provision for income taxes	136	226	319	307

Net income	$2,150	$5,246	$5,435	$7,283

Basic net income per share	$0.13	$28.77	$0.32	$39.97

Diluted net income per share	$0.12	$0.39	$0.31	$0.54

Shares used to compute basic net income per share	16,990,858	182,344	16,802,712	182,222

Shares used to compute diluted net income per share	17,931,154	13,454,649	17,797,756	13,383,760

See accompanying notes to condensed financial statements.

Adeza Biomedical Corporation

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Nine months ended
	September 30,
	2005	2004
Operating activities
Net income	$5,435	$7,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	88
Stock based compensation expense	740	455
Tax benefits from stock option exercises	135	—
Changes in operating assets and liabilities:
Accounts receivable	(1,137)	(1,247)
Inventories	(72)	(7)
Prepaid and other assets	10	(1,284)
Accounts payable	(259)	859
Accrued compensation	(348)	(447)
Accrued royalties	(308)	(2,902)
Other accrued liabilities	1,449	206
Deferred revenue	14	(357)

Net cash provided by operating activities	5,802	2,647

Investing activities
Purchases of property and equipment	(193)	(101)

Net cash used in investing activities	(193)	(101)

Financing activities
Net proceeds from issuances of common stock	1,122	—

Net cash provided by financing activities	1,122	—

Net increase in cash and cash equivalents	6,731	2,546
Cash and cash equivalents at beginning of period	80,118	12,092

Cash and cash equivalents at end of period	$86,849	$14,638

Supplemental cash flow information
Cash paid for income taxes	$597	$196

See accompanying notes to condensed financial statements.

Adeza Biomedical Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and business
Adeza Biomedical Corporation (“Adeza” or the “Company”) is a Delaware corporation which was originally incorporated in the state of California on January 3, 1985 and reincorporated in Delaware in 1996. Adeza is engaged in the design, development, manufacturing, sales, and marketing of products for women’s health markets worldwide. The Company’s initial focus is on reproductive healthcare, using its proprietary technologies to predict preterm birth and assess infertility. The Company’s products consist of:
•	The TLiIQ System and FullTerm, The Fetal Fibronectin Test, which are used to assess the risk of preterm birth in pregnant women.

•	The E-tegrity Test, which is used to determine the feasibility of embryo implantation in patients with infertility who are candidates for in vitro fertilization (“IVF”).
During the three and nine months ended September 30, 2005 approximately 97% and 98%, respectively, of the Company’s product sales were derived from customers located in the United States as compared to 97% for both the three and nine month periods ended September 30, 2004. Sales were predominately derived from the sale of FullTerm, The Fetal Fibronectin Test.
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods. The accompanying condensed financial statements and related notes should be read in conjunction with the Company’s audited financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.
On December 6, 2004, the Company effected a three-for-four reverse split of the Company’s common stock. All common share and per share amounts contained in these financial statements were retroactively adjusted accordingly.
In the quarter ended September 30, 2005, certain amounts previously included under Accounts Payable in the balance sheet as of December 31, 2004 were reclassified to Other Accrued Liabilities reflecting the appropriate account description for the liability.
Stock-based compensation
As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148), the Company has elected to account for stock options granted to employees and directors using the intrinsic value method and, accordingly, does not recognize compensation expense for stock options granted to employees and directors with exercise prices equal to the fair value of the underlying common shares. Options granted to nonemployees have been accounted for in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and are periodically remeasured with the resulting value charged to expense over the period of the related services being rendered.
For purposes of pro forma disclosures as required under SFAS 123, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The pro forma information and related assumptions are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income:
As reported	$2,150	$5,246	$5,435	$7,283
Add: Total stock based employee and director compensation expense determined under the intrinsic value method for all awards	221	154	669	166
Less: Total stock based employee and director compensation expense determined under the fair value method for all awards	(611)	(400)	(1,887)	(1,309)

Pro forma	$1,760	$5,000	$4,217	$6,140

Reported basic net income per share	$0.13	$28.77	$0.32	$39.97

Reported diluted net income per share	$0.12	$0.39	$0.31	$0.54

Pro forma basic net income per share	$0.10	$27.42	$0.25	$33.70

Pro forma diluted net income per share	$0.10	$0.37	$0.23	$0.46

Risk-free interest rate	4.07%	3.63%	4.03%	3.63%

Expected life (in years)	4	4	4	4

Expected dividends	—	—	—	—

Expected volatility	75%	85%	75%	85%

Recent accounting pronouncements
In December 2004, the Financial Accounting Standards Board (FASB), issued a revision of SFAS 123, Share-Based Payment (SFAS 123R), which requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the statement of operations based on their fair values. The Company plans to adopt SFAS 123R on January 1, 2006. The Company expects the adoption of SFAS 123R to have a material impact on its financial statements in that quarter and thereafter, but cannot reasonably estimate the impact of adoption because it will depend upon the levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods using the Black-Scholes valuation model, the impact of the standard we believe would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and net income per share in the stock-based compensation section above.
3. Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost) or market and consists of the following (in thousands):

	September 30,	December 31,
	2004	2004
Raw materials	$288	$297
Work in process	184	119
Finished goods	267	251

	$739	$667

4. Intangible assets
Intangible assets consist of purchased patents. Accumulated amortization at September 30, 2005 and December 31, 2004 was $100,000 and $64,000, respectively. Intangible assets are amortized on a straight line basis over their estimated useful lives of five years. Amortization expense is expected to be $48,000 per year in 2005 through 2007 and $32,000 for the year ending December 31, 2008.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income	$2,150	$5.246	$5,435	$7,283

Denominator:
Denominator for basic earnings per share-weighted-average common shares outstanding	16,990,858	182,344	16,802,712	182,222
Effect of dilutive securities:
Stock options	856,189	1,152,611	912,755	1,091,580
Warrants	84,107	162,372	82,289	152,636
Convertible preferred stock	—	11,957,322	—	11,957,322

Dilutive potential common shares	940,295	13,272,305	995,044	13,201,538

Denominator for diluted earnings per share-weighted-average common shares and dilutive potential common shares	17,931,154	13,454,649	17,797,756	13,383,760

Basic net income per share	$0.13	$28.77	$0.32	$39.97

Diluted net income per share	$0.12	$0.39	$0.31	$0.54

6. Comprehensive income
Comprehensive income for the three and nine months ended September 30, 2005 and 2004 equaled the net income in each period.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, without limitation, statements regarding the expansion of products, markets and offerings and additional product indications. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors described under “Factors That May Affect Future Results” below and those described under “Business” set forth in Part I of our Annual Report on Form 10-K for the year-ended December 31, 2004.
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
We believe the key factors underlying our growth since 1999 include greater healthcare provider acceptance, demonstrated cost savings from the use of our tests, expanded reimbursement coverage by insurance companies, expansion of our sales force and increased marketing efforts. Continued growth in test volume and revenue will depend on the above and a number of factors, including placing additional TLiIQ Systems in hospitals and clinical laboratories, increasing utilization of existing TLiIQ Systems, increasing healthcare provider acceptance for other FDA-approved uses of the product and developing additional applications or products.

Product sales
Our product sales are derived primarily from the sale of our disposable FullTerm, The Fetal Fibronectin Test. In addition, we derive a small portion of our revenues from the sale of our Etegrity test, TLiIQ Systems and other consumables. Sales in the United States accounted for approximately 97% of our product sales in the three-month period and 98% in the nine-month period ended September 30, 2005 and 97% for both the three and nine-month periods ended September 30, 2004. International sales accounted for approximately 3% of our product sales in the three-month period and 2% in the nine-month period ended September 30, 2005 and 3% for both the three and nine-month periods ended September 30, 2004. We currently use distributors for sales outside of the United States and Canada. Our business has been and may continue to be seasonal and is affected by customer ordering patterns, which may involve quarterly or semi-annual orders, as well as other factors which may cause quarterly variances in our revenue. As such, revenue may not increase in sequential quarters and our net income may fluctuate significantly.
Cost of product sales
Our cost of product sales represents the cost of materials, direct labor and overhead associated with the manufacture of our products, and delivery charges, lab services and royalties.
Royalty costs for the three months ended September 30, 2005 were $0.7 million or 6.1% of product sales, an increase of $3.9 million from the ($3.2) million for the three months ended September 30, 2004. The increase in cost of product sales for the three months ended September 30, 2005 was primarily the result of a one-time reduction in accrued royalties and reduced royalty costs totaling $3.7 million attributable to royalties accrued under a license agreement that we determined in the third quarter of 2004 were in excess of amounts actually due. Although royalty costs as a percentage of product sales is expected to fluctuate as it is dependent on several factors, including the level and type of sales and the level of allowed deductions, we believe royalty costs as a percentage of revenue will remain below 7.5% for the year ended December 31, 2005, assuming no new licenses involving royalties are required.
Selling and marketing expenses
Selling and marketing expenses consist primarily of sales and marketing personnel compensation, sales force incentive compensation, travel, tradeshows, promotional materials and programs, advertising and healthcare provider education materials and events.
General and administrative expenses
Our general and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology and corporate administration functions. Other costs include facility costs, professional fees for legal and accounting services including patent expenses.
Research and development expenses
Our research and development expenses consist of costs incurred for company-sponsored and collaborative research and development activities. These expenses consist primarily of direct and research-related allocated overhead expenses such as facilities costs, salaries and benefits, and material and supply costs and include costs associated with clinical trials.
Recent accounting pronouncements
In December 2004, the Financial Accounting Standards Board (FASB), issued a revision of Statement of Financial Accounting Standards No. 123, Share-Based Payment (SFAS 123R), which requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the statement of operations based on their fair values. We plan to adopt SFAS 123R on January 1, 2006. We expect that the adoption of SFAS 123R will have a material impact on our financial statements but cannot reasonably estimate the impact of adoption because it will depend upon the levels of share-based payments granted in the future and other factors. However, we expect our selling and marketing, general and administrative and research and development expenses to increase in conjunction with the adoption of SFAS 123R in 2006.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have not changed significantly from the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.
RESULTS OF OPERATIONS
Comparison of three and nine months ended September 30, 2005 compared to three and nine months ended September 30, 2004
Product sales
Product sales increased 30% to $11.4 million in the third quarter of 2005 from $8.8 million in the comparable quarter in 2004. The growth in sales of $2.7 million was primarily due to an increase in the sales volume of our FullTerm, The Fetal Fibronectin Test. Product sales increased 30% to $31.7 million for the nine months ended September 30, 2005 from $24.4 million in the comparable period in 2004. The growth in sales of $7.3 million was primarily due to an increase in the sales volume of our FullTerm, The Fetal Fibronectin Test.
Cost of product sales
Cost of product sales for the quarter ended September 30, 2005 was $1.7 million, an increase of approximately $4.1 million from ($2.4) million for the third quarter of 2004. The increase in cost of product sales was primarily the result of a one-time reduction in accrued royalties and reduced royalty costs totaling $3.7 million that we determined were in excess of amounts actually due in the third quarter of 2004. The increase in cost of product sales was also due to increases in standard product costs from increased sales. As a percent of revenue, cost of product sales was 14.9% of revenue for the quarter ended September 30, 2005 as compared to 14.8% , excluding the one-time reduction in accrued royalties and reduced royalty costs of $3.7 million, for the third quarter of 2004.
Cost of product sales was $4.6 million of product sales, for the nine months ended September 30, 2005, as compared to $0.9 million of product sales for the same period in 2004. The increase in cost of product sales for the nine months ended September 30, 2005 was primarily the result of a one-time reduction in accrued royalties of $2.7 million attributable to royalties accrued under a license agreement through December 31, 2003 that we determined in the third quarter of 2004 were in excess of amounts actually due. As a percentage of revenue, costs of product sales was 14.4% for the nine months ended September 30, 2005 as compared to 14.9% which excludes the effect of the one-time reduction in accrued royalties for the same period in the prior year.
Gross profit
Our gross profit for the quarter ended September 30, 2005 was $9.7 million, a decrease of approximately $1.5 million from $11.2 million for the third quarter of 2004. The gross profit decrease was primarily due to the effects of the one-time reduction in accrued royalties and reduced royalty costs totaling $3.7 million in the third quarter of 2004. Net of the one-time reduction of $3.7 million in 2004, gross profit increased by $2.2 million primarily due to an increase in sales of $2.6 million partially offset by a $0.2 million increase in standard product costs from increased sales and an increase of $0.2 million in other royalty expenses. Gross margin was 85.1% in the quarter ended September 30, 2005, as compared to 85.7%, excluding the one-time reduction in accrued royalties and reduced royalty costs for the third quarter of 2004.
Gross profit for the nine months ended September 30, 2005 was $27.1 million, an increase of approximately 15.3% from $23.5 million for the same period in the prior year. The gross profit increase was primarily due to increased sales partially offset by the one-time reduction in accrued royalties as of December 31, 2003 of $2.7 million and increased standard product costs from increased unit sales. Gross margin was 85.6% in the nine months ended September 30, 2005 as compared to 85.2%, excluding the one-time reduction in accrued royalties of $2.7 million, for the same period in the prior year.
Selling and marketing expenses
Selling and marketing expenses were $4.6 million, or 40% of product sales, for the quarter ended September 30, 2005, compared to $4.2 million, or 47.4% of product sales, for the third quarter of 2004. The dollar increase was primarily attributable to increased salary and associated personnel costs of $0.3 million due to a higher average number of direct sales force personnel and $0.3 million related to new marketing programs, partially offset by a decrease of $0.2 million in stock-based compensation expense, which was higher in the third quarter of 2004 due to the expense for a non-employee option grant. We expect our selling and marketing expenditures to continue to increase as we continue efforts to expand our markets.
Selling and marketing expenses were $14.1 million, or 44.5% of product sales for the nine months ended September 30, 2005, compared to $11.6 million, or 47.7% of product sales for the same period in 2004. The dollar increase was primarily due to increased salary and associated personnel costs of $1.5 million due to a higher average number of direct sales force personnel and $0.9 million related to marketing programs.
General and administrative expenses
General and administrative expenses were $2.0 million, or 17.2% of product sales, for the quarter ended September 30, 2005, compared to $1.1 million, or 12.3% of product sales, for the third quarter of 2004. The increase in expenses is primarily due to various costs associated with being a public company, such as increased accounting fees associated with public reporting, costs associated with compliance with section 404 of the Sarbanes-Oxley Act, and increases in headcount and associated personnel costs. We expect our general and administrative expenses to continue to increase in conjunction and due to costs associated with compliance with Section 404 of the Sarbanes-Oxley Act and other costs associated with being a public company.
General and administrative expenses were $5.4 million, or 16.9% of product sales, for the nine months ended September 30, 2005, compared to $2.6 million, or 10.8% of product sales, for the same period in 2004. The increase in expenses is primarily due to costs associated with being a public company of $2.5 million, which includes fees related to accounting and tax services, Sarbanes-Oxley Act implementation consulting, investor relations services, insurance and legal expense, and stock-based compensation expense of $0.2 million.
Research and development expenses
Research and development expenses were $1.6 million, or 14.3% of product sales, for the quarter ended September 30, 2005, compared to $0.6 million, or 6.4% of product sales, for the third quarter of 2004. The increase is primarily due to costs associated with our continued product development efforts of $0.9 million in addition to increases associated with headcount and associated personnel costs of $0.2 million. We expect that our research and development costs will continue to increase in conjunction with costs related to additional clinical trials and product development.
Research and development expenses were $3.7 million, or 11.7% of product sales, for the nine months ended September 30, 2005, compared to $1.8 million, or 7.2% of product sales, for the same period in 2004. The increase is primarily due to costs associated with our continued product development efforts of $1.5 million expenses related to personnel and associated costs of $0.4 million, and stock-based compensation expense of $0.1 million.
Interest income
We recognized interest income of $0.7 million for the quarter ended September 30, 2005, an increase of $0.7 million from the same period in 2004, primarily due to higher cash balances earning interest largely as a result of our December 2004 initial public offering that was completed in December 2004. We expect interest income to remain consistent with the interest income earned in the third quarter of 2005.
We recognized interest income of $1.8 million for the nine months ended September 30, 2005, an increase of $1.7 million from the same period in 2004, primarily due to higher cash balances earning interest due to the proceeds from our December 2004 initial public offering. We expect future interest income to fluctuate based on prevailing interest rates and changes in our cash balances.
Provision for income taxes
We recorded a provision for income taxes of $136,000 for the quarter ended September 30, 2005, related to federal alternative minimum taxes and state taxes compared to a provision of approximately $226,000 for the same period in 2004. Our effective tax rate for the quarter ended September 30, 2005 and 2004 was 6.0% and 4.0%, respectively. We recorded a provision for income taxes of $319,000 for an effective tax rate of 5.5% for the nine months ended September 30, 2005 compared to a provision of $307,000 for an effective tax rate of 4.0% for the same period in 2004. The effective tax rate for all periods is lower than the statutory rate due primarily to tax benefits arising from the utilization of net operating losses to the extent allowable under current law.
A valuation allowance is recorded to reduce any deferred tax asset that is more likely than not to be not realized. We perform assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of this assessment, we have concluded that it was more likely than not that our deferred tax assets would not be realized and have recorded a full valuation allowance against our deferred tax assets. We will continue to evaluate the need for a valuation allowance. We may determine that some, or all, of our deferred tax assets will be realized, in which case we will reduceour valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes on our income statement in that period. If such a benefit is recognized, then subsequent periods are likely to have significantly higher tax provision expenses.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, our operations have been primarily financed through public and private equity investments, working capital provided by our product sales, capital leases, and research and development contracts. As of September 30, 2005 our cash and cash equivalents were $86.8 million. All of our cash equivalents have original maturities of three months or less. During the nine months ended September 30, 2005, our operating activities provided cash of approximately $5.8 million, compared to approximately $2.6 million during the same period of 2004. The increase period-over-period is primarily related to the increase in net income, net of the $2.7 million one-time reduction in accrued royalties in 2004, plus changes in working capital.
Our investing activities used cash of approximately $0.2 million during the nine months ended September 30, 2005, compared to $0.1 million for the same period of 2004. Investing activities in for both periods were related to purchases of equipment.
Net cash provided by financing activities of approximately $1.1 million during the nine months ended September 30, 2005, compared to none during the same period of 2004, were related to cash generated from stock option exercises.
As of September 30, 2005, we had no long-term debt, capital lease obligations or long-term purchase agreements or commitments other than two facility lease which we have for a one-year term with two one-year renewal options and an operating lease for a telephone system.
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
Our future capital requirements are difficult to forecast and will depend on many factors, including:
•	success of our product sales and related collections;

•	future expenses to expand and support our sales and marketing activities;

•	costs relating to changes in regulatory policies or laws that affect our operations;

•	maintaining and expanding our manufacturing capacity;

•	the level of investment in research and development and clinical trials required to maintain and improve our technology position;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

•	our need or decision to acquire or license businesses, products or technologies.
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

As of September 30, 2005, we had an accumulated deficit of $39.3 million. For the three and nine month periods ended September 30, 2005, we had net income of $2.2 million and $5.4 million, respectively. However, we may not sustain profitability and cannot guarantee losses will not occur in the future. Our quarterly revenues and operating results are difficult to predict and have in the past and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:
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
Because each third-party payor individually approves reimbursement, obtaining these approvals can be a time-consuming and costly process that requires us to provide scientific and clinical support for the use of each of these products to each third-party payor separately with no assurance that approval will be obtained. For example, while the policies of some third-party payors limit reimbursement for the use of our Fetal Fibronectin Test to women with signs and symptoms of preterm labor. This individualized process can delay the market acceptance of new products and may have a negative effect on our revenues and operating results.

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
The US Food and Drug Administration, or FDA, and comparable agencies of other countries generally regulate our products as medical devices. In the United States, FDA regulations govern, among other things, the activities that we perform, including product development, product testing, product labeling, product storage, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Most of the new products that we plan to develop and commercialize in the United States will require either pre-market notification, also known as 510(k) clearance, or pre-market approval, from the FDA prior to marketing. The 510(k) clearance process requires us to notify the FDA of our intent to market a medical device. The overall 510(k) clearance process usually takes from three to twelve months from the time of submission to the time that you can begin to sell a product in the market, but can take significantly longer. The pre-market approval process, often referred to as the PMA process, is much more costly, lengthy and uncertain and generally takes between one and three years from submission to PMA approval, but may take significantly longer and such clearance or approval may never be obtained.
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
Our PMA supplement seeking approval for use of our FullTerm, The Fetal Fibronectin Test in predicting successful induction of labor has been submitted to the FDA. The FDA has placed its review of the application on hold while a third party we have engaged conducts an audit of all of the clinical study sites because of the number of protocol deviations, in order to confirm the accuracy of the data. The audit has been completed and we will need to submit new analyses of the data and a corrective action plan to the FDA before it will resume its review of the application. The new analyses of the data or the corrective action plan may not be acceptable to us or to the FDA and we may not continue to pursue or obtain FDA approval for this application.
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
We rely on a limited number of suppliers, and if these suppliers fail or are unable to perform in a timely and satisfactory manner, we may be unable to manufacture our products or satisfy product demand in a timely manner, which could delay the production or sale of our products.
We rely on a limited number of suppliers for both raw materials and components necessary for the manufacture of our products, including our FullTerm, The Fetal Fibronectin Test and TLiIQ System. We acquire all of these components, assemblies and raw materials on a purchase-order basis, which means that the supplier is not required to supply us with specified quantities over a certain period of time or to set aside part of its inventory for our forecasted requirements. If we need alternative sources for key components, assemblies or raw materials for any reason, such components, assemblies or raw materials may not be immediately available. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and delivery of such components, assemblies or raw materials may be delayed. Consequently, if we do not forecast properly, or if our suppliers are unable or unwilling to supply us in sufficient quantities or on commercially acceptable terms, we may not have access to sufficient quantities of these components, assemblies and raw materials on a timely basis and may not be able to satisfy product demand. We also relied upon a fulfillment provider to process orders for our products, coordinate invoicing and collections, as well as ship our products to customers in the United States through September 30, 2005. We may not be able to find an adequate alternative supplier if required, in a reasonable time period, or on commercially acceptable terms, if at all. Our inability to obtain a supplier for the manufacture of our products may force us to curtail or cease operations, which would have a material adverse effect on our product sales and profitability. During 2005, we transferred the fulfillment operation back to Adeza. Any problems with this transition may have a material adverse effect on our product sales and profitability.
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
To market any of our products outside of the United States, we and certain of our distributors, are subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for diagnostic products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.
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
If we become aware of potential business combination candidates to our business, which could include license, co-promote, joint venture, and other types of arrangements, we may decide to combine with such businesses or acquire their assets in the future. We have acquired businesses or product lines in the past. For example, we acquired exclusive rights to the SalEst Test in 2003. While we have not encountered such difficulties following our prior acquisitions, business combinations generally involve a number of additional difficulties and risks to our business, including:
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
If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The holders of a substantial number of shares of our common stock, subject to some conditions, could require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. Raising funds through the issuance of equity securities will dilute the ownership of our existing stockholders. A negative reaction by investors and securities analysts to any sale of debt or our equity securities could result in a decline in the trading price of our common stock.
The price and volume of our common stock experience fluctuations, which could lead to costly litigation for us.
Our stock price has been volatile. From December 10, 2004, the date of our initial public offering, through September 30, 2005, our stock has traded as high as $20.90 and as low as $10.97. The market price of our common stock may fluctuate substantially due to a variety of factors, including:
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
The market prices of the securities of medical devices and diagnostic products companies, particularly companies like ours without a long history of product sales and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. Moreover, market prices for stocks of biotechnology and medical diagnostic related companies, particularly following an initial public offering, frequently reach levels that bear no relationship to the operating performance of these companies. These market prices may not be sustainable and are highly volatile. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our ability to grow our business.
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
Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the nine months ended September 30, 2005, we spent (i) approximately $14.1 million of the proceeds from the offering on sales and marketing efforts, (ii) approximately $3.7 million on research and development activities related to product development, clinical trials and regulatory approvals for additional indications for our Fetal Fibronectin Test, and (iii) approximately $5.4 million on other general corporate purposes. The remaining proceeds from the offering have been placed in temporary investments of marketable securities for future use as needed.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
(a) In August 2005, Emory Anderson, our President and Chief Executive Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which Mr. Anderson may sell up to approximately 25,000 shares of our common stock beginning on or after February 23, 2006.
In August 2005, Robert Hussa, our Vice President, Research and Development, entered into a trading plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which Dr. Hussa may sell up to approximately 34,000 shares of our common stock beginning in November 2005.
Item 6. Exhibits

Exhibit
number	Description
31.1	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Emory V. Anderson.

31.2	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Mark D. Fischer-Colbrie.

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 of Mark D. Fischer-Colbrie.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2005.

ADEZA BIOMEDICAL CORPORATION

By	/s/ Emory V. Anderson

Emory V. Anderson
President and Chief Executive Officer

By:	/s/ Mark D. Fischer-Colbrie

Mark D. Fischer-Colbrie
Vice President, Finance and Administration and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
number	Description
31.1	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Emory V. Anderson.

31.2	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Mark D. Fischer-Colbrie.

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 Mark D. Fischer-Colbrie.