Form 10-K
period 2005-12-31
ADEZA BIOMEDICAL CORP
filed 2006-03-14
CIK 902482

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number: 000-20703

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
Common Stock, $0.001 Par Value

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐          Accelerated Filer ☑          Large Non-Accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 (based on the closing price of $16.98 per share as quoted by The NASDAQ Stock Market as of such date) was $139,551,013.
      As of March 6, 2006, 17,429,264 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement to be filed by the registrant with the Securities and Exchange Commission on or prior to April 28, 2006 and to be used in connection with the registrant’s Annual Meeting of Stockholders expected to be held on or about June 6, 2006 are incorporated by reference in Part III of this Form 10-K.

      Adeza Biomedical Corporation Trademarks and Registered Trademarks are trademarks of Adeza. Our trademarks and trade names include the stylized A, Adeza®, E-tegrity® Test, SalEst®, FullTermtm and TLiIQ® System. Other service marks, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

PART I

Item 1.	Business
FORWARD-LOOKING STATEMENTS
      This Form 10-K contains forward-looking statements. All statements contained in this Form 10-K other than statements of historical fact are forward-looking statements. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “could,” “would,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

•	the unpredictability of our quarterly and annual revenues and results of operations, including on a quarter-to-quarter basis;

•	our estimates regarding market size, future revenues, royalty costs, expenses and capital requirements and needs for additional financing;

•	the rate and degree of market acceptance of our products;

•	our marketing and manufacturing capacity and strategy;

•	our ability to develop and market new and enhanced products;

•	the timing of and our ability to obtain and maintain regulatory approvals and clearances for our products;

•	the timing of, and our ability to obtain, reimbursement for our products; and

•	our intellectual property

•	our competitors.
      Any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. We have based these forward-looking statements on our current expectations and projections about future events and trends. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.
      These forward-looking statements speak only as of the date of this Form 10-K. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.
OVERVIEW
      We design, develop, manufacture and market innovative products for women’s health. Our initial focus is on reproductive healthcare, using our proprietary technologies to predict preterm birth and assess infertility. Our primary product is a patented diagnostic test, the Fetal Fibronectin Test, that utilizes a single-use, disposable cassette, and is analyzed on our patented instrument, the TLiIQ System. This test is approved by the Food and Drug Administration, or FDA, for broad use in assessing the risk of preterm birth and is branded as FullTerm, the Fetal Fibronectin Test.
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
      As of December 31 2005, our direct sales force consisted of approximately 87 representatives who sell to hospital and clinical laboratories, health plans and healthcare providers. Our Fetal Fibronectin Test has been assigned a reimbursement code used for insurance processing of claims for the Fetal Fibronectin Test, and we believe that reimbursement for our Fetal Fibronectin Test has been regularly available through health plan organizations and most state Medicaid programs.
      We also market and sell the E-tegrity Test, an infertility-related test based on a proprietary analyte specific reagent, to assess receptivity of the uterus to embryo implantation in women with unexplained infertility. The E-tegrity Test can be particularly useful for women who are considering assisted reproductive technologies, including in vitro fertilization, or IVF. We are also developing additional product candidates, and seeking to expand the indications for use of our Fetal Fibronectin Test for predicting successful induction of labor, for predicting delivery at term and for diagnostic applications in oncology, including bladder cancer.
OVERVIEW OF TARGETED MARKETS

Preterm birth
      There are approximately four million births in the United States annually. Births occurring before 37 weeks of pregnancy are defined as preterm, and in recent years, according to a 2005 publication by the Center for Disease Control and Prevention, or CDC, preterm births represent approximately 12.5% of all births. On average, this equates to about 500,000 preterm births per year. According to the CDC, the percentage of preterm births in the United States grew to 12.5% of all births in 2004, an increase of 32% since 1981. This increase in the preterm birth rate is a growing public health concern. In January 2003, the March of Dimes launched a five-year, $75 million campaign to reduce the number of preterm births.
      According to a 1994 publication from the National Conference of State Legislators, the costs of newborn intensive care in the United States ranged between $20,000 and $400,000 per infant. According to the March of Dimes, the average hospital charge for preterm/low birth weight infants was $77,000 in 2003, compared to $1,700 for an uncomplicated newborn stay. Infants born preterm often receive specialized care in a neonatal intensive care unit, or NICU, with charges ranging from approximately $800 to $2,700 per day in 1998. In addition, medical costs following discharge for preterm births can be substantial as a result of ongoing physical and mental developmental complications. We believe medical costs can be reduced if women at risk of preterm birth could be identified earlier and appropriately treated.

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
      We believe the current use of subjective evaluation techniques to predict the successful induction of labor contributes to the annual cesarean section rate in the United States. Based upon a 2005 publication by the CDC, cesarean sections represented 29.6% of all births in the United States in 2004. This is the highest rate ever reported in the United States and has risen 30% since 1996. Delivery by cesarean section typically results in costs of approximately $2,000 more than vaginal delivery based on a 2002 article published by the American Journal of Obstetrics and Gynecology. In addition, unsuccessful induction of labor may be associated with medical complications for both the mother and infant, as well as increased hospital stays and neonatal costs. In addition, women who undergo a cesarean section are often encouraged to continue to have cesarean sections in subsequent pregnancies. An objective diagnostic test to assist healthcare providers in predicting the successful induction of labor would help improve labor success rates and reduce unnecessary cesarean sections.

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
      We believe the Fetal Fibronectin Test and the TLiIQ System have the following key characteristics:

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
      We also market the Fetal Fibronectin Test to healthcare providers for women who have been designated as “high-risk.” These women should be carefully monitored throughout their pregnancy, and a Fetal Fibronectin Test can be used multiple times in their pregnancy during their frequent visits to their healthcare provider’s office. In those cases, fetal fibronectin samples are collected from women in healthcare providers’ offices and picked up for testing by a clinical laboratory. Results are typically returned to the healthcare provider in 24 to 48 hours. The use of the Fetal Fibronectin Test for this patient population helps to identify women who are not at risk of delivering preterm.
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

PRODUCTS
      The following table summarizes information related to our principal products and certain of our products under development.

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
      The E-tegrity Test provides healthcare providers with a new method for potentially explaining the cause of a woman’s infertility. Women who may be helped by the E-tegrity Test include women that are having difficulty getting pregnant by natural means, women who are considering assisted reproductive technologies and women who have already tried IVF without success. A negative test provides a potential reason for the woman’s infertility, and the healthcare provider can then initiate appropriate treatments to potentially increase the chance for successful embryo implantation. We believe the E-tegrity Test can provide significant cost savings by potentially reducing the number of failed IVF cycles. Peer-reviewed publications have shown that women missing alpha-v beta-3 integrin can benefit from drug therapy that improves uterine receptivity for embryo implantation. We perform the E-tegrity Test exclusively in our CLIA-certified laboratory, Adeza Diagnostic Services.

Products under development

Pregnancy products

Induction of labor
      Fetal Fibronectin Test. In addition to the current preterm birth indications for our Fetal Fibronectin Test, we have completed a major multi-center study evaluating the use of the Fetal Fibronectin Test to predict the successful induction of labor for women who are having their first baby. The results from this study have been incorporated into a premarket approval, or PMA, supplement which has been submitted to the FDA. We are in the process of resubmitting our data related to this study to the FDA.

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

Bladder cancer
      We are developing an oncofetal fibronectin test for the detection of bladder cancer using urine samples. A third-party preliminary feasibility study conducted in Germany, published in 2001 in the peer-reviewed journal Oncology Reports, on 40 bladder cancer patients and 20 non-cancer control patients evaluated whether oncofetal fibronectin could be detected in the urine of bladder cancer patients using our test. The results of this study showed that 38 of the 40 bladder cancer patients tested positive for oncofetal fibronectin using our test (a 95% detection rate) while all 20 of the control patients tested negative. In this study, the relationship between a positive oncofetal fibronectin test and the presence of bladder cancer was statistically significant. This preliminary feasibility study included a small number of patients, and later studies may not confirm the results from this study. We are performing another study in Germany to expand on the earlier study and to obtain further clinical data.
SALES AND MARKETING
      We focus our sales and marketing efforts on increasing awareness of our products and services among healthcare providers, hospitals, laboratories, health plans and patients, where we have initiated branding of our test as Full Term, The Fetal Fibronectin Test. Our strategy is to sell and market our products through our direct sales force in the United States and Canada, and distributors worldwide. We choose our partners and distributors on a country-by-country basis. As of December 31, 2005, we had approximately 87 direct sales representatives in North America, who have primary focuses on hospital and laboratory sales and healthcare providers in the office setting, health plan sales representatives and sales representative covering Canada. Our direct sales force includes some full-time sales representatives provided to us by a third party, who are directly managed by us, sell our products exclusively and are an integral part of our sales team.

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

International sales and marketing
      Our international sales and marketing efforts address the particular healthcare systems of individual countries through a network of approximately 19 international distributors with expertise in their markets. Our internal marketing professionals support these distributors. We intend to expand our international marketing efforts by increasing our international direct sales force, as well as broadening our international distribution network through strategic partners and distributors that have significant presence and experience in their local markets. In Japan and South Korea, we have a strategic partnership with Daiichi Pure Chemicals Co. Ltd.
      We also manufacture and market other fetal fibronectin test formats that are sold in international markets and are designed to meet certain criteria specific to these markets.
MANUFACTURING
      We conduct a majority of the manufacturing for our Fetal Fibronectin Test cassettes and TLiIQ System at our two facilities totaling 22,600 square feet, located in Sunnyvale, California. These facilities are subject to the current good manufacturing practices, or GMP, enforced by the FDA. The manufacturing process for our products includes assembly, testing, packaging, labeling, component inspection and final inspection of products that have been manufactured by us or to our specifications by outside contractors. Our quality assurance group independently inspects our products to verify that all components and finished products comply with our specifications and applicable regulatory requirements.
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
RESEARCH AND DEVELOPMENT
      Our research and development efforts are conducted internally and through collaborations with academic investigators and clinicians. Our research and development is focused on enhancements to existing products and developing additional products within women’s health, including pregnancy and infertility, and in oncology. As of December 31, 2005, we had 13 employees conducting research and development. Research and development expenses were $5,092,000, $2,451,000 and $2,001,000 in the years ended December 31, 2005, 2004 and 2003, respectively.
GOVERNMENT REGULATION

United States
      The research, development, manufacture, labeling, distribution and marketing of our products are subject to extensive regulation by the FDA and other regulatory bodies. The FDA regulates our currently marketed products as medical devices and we are required to obtain review and clearance or approval from the FDA prior to commercializing our devices.

FDA’s premarket clearance and approval requirements
      Unless an exemption applies, each medical device we wish to commercially distribute in the US will require either prior 510(k) clearance or prior PMA from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution of a device that is substantially equivalent to a predicate device that has already received 510(k) clearance or was commercialized prior to May 28, 1976. This process is known as 510(k) clearance and was used for authorization of our Fetal Fibronectin Specimen Collection Kit. Some low-risk Class I devices are exempt from the 510(k) requirement altogether. Devices deemed by the FDA to pose greater risk, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in Class III, most of which require premarket approval, such as our Fetal Fibronectin Test and TLiIQ System. Both premarket clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review.

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
      We believe that our portfolio of issued patents and patent applications, together with our exclusively licensed patents described under “License and Other Agreements”, provides patent coverage for our proprietary technologies and products. As of February 14, 2006, our intellectual property estate consisted of 163 issued patents or patent applications, as follows:

•	31 issued US patents;

•	11 US non-provisional patent applications;

•	103 issued foreign patents;

•	17 foreign patent applications that are in various national stages of prosecution, which means that the applications have been filed in specific foreign jurisdictions; and

•	1 foreign patent application not at the national stage.
      Each of the foreign filings corresponds in subject matter to a US patent filing. We solely own or have exclusively licensed all of the patents and patent applications set forth above.
      Our patent portfolio as of December 31, 2005 is summarized in the following table:

	US	US	Foreign	Foreign
	Patents	Applications	Patents	Applications
Category	Granted	Filed	Granted	Filed

Methods of Use	15	5	55	9
Detection Systems	10	3	46	3
Platforms/ Other Devices	6	3	2	6

Total	31	11	103	18

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
      In August 1992, we entered into an amended and restated license agreement with the Fred Hutchinson Cancer Research Center under which we were granted a worldwide, exclusive license to a US patent and corresponding foreign patents related to fetal fibronectin and antibodies made against fetal fibronectin. These licensed patents are used in our Fetal Fibronectin Test, and may be used in other fetal fibronectin or oncofetal fibronectin products that we develop. We are obligated to pay royalties to the Hutchinson Center on net product sales in the US by us during the remainder of the term of a licensed patent, subject to an annual minimum royalty of $10,000. Through December 31, 2005 we have paid approximately $1.7 million. We are also obligated to indemnify the Hutchinson Center for certain claims related to the license agreement. The agreement terminates upon the expiration of the licensed patents in 2007, subject to earlier termination by either party in the event that the other party materially breaches the agreement and fails to correct the breach in a timely manner.
      In December 1998, we entered into a license agreement with Unilever plc, which was subsequently assigned to Inverness Medical Inc., under which we were granted a non-exclusive license to five US patents and corresponding foreign patents, relating to the chemistry of our Fetal Fibronectin Test, which expire in 2014. We are obligated to pay royalties on net sales of our Fetal Fibronectin Test until the expiration of the last to expire of the licensed patents, provided that our Fetal Fibronectin Test incorporates the technology covered by one or more of the licensed patents. Through December 31, 2005 we have paid approximately $3.8 million. The agreement terminates upon the expiration of the last to expire of the licensed patents, subject to earlier termination by either party in the event that the other party materially breaches the agreement and fails to correct the breach in a timely manner or by Inverness in the event that we file for bankruptcy, challenge any of the licensed patent rights or fail to pay minimum royalties equal to 5,000 pounds sterling for any calendar year.
      We were previously party to a marketing agreement with Matria Healthcare, which was terminated as of March 1998 pursuant to the terms of an Agreement and Release. Under the terms of the Agreement and Release, we agreed to pay Matria royalties on sales of certain of our products. Through December 31, 2005 we have paid approximately $0.5 million. This agreement has no expiration.

      In July 1997, we entered into a license agreement with the University of Pennsylvania under which we were granted a worldwide, sublicensable, exclusive license to three US patents and corresponding foreign patents relating to the use of a specific protein found in the lining of the uterus as a predictor of endometriosis and for the determination of uterine receptivity toward embryo implantation. Our E-tegrity Test incorporates the technology covered by these patents, which expire in 2012 and 2013. We are obligated to pay royalties to the university on net sales of our E-tegrity Test during the remainder of the term to the last to expire of the licensed patents, subject to an annual minimum royalty equal to the greater of $10,000 or 20% of the royalties paid to the university in the prior year. Through December 31, 2005 we have paid approximately $0.2 million. The agreement terminates upon the expiration of the last to expire of the licensed patents, subject to earlier termination by the university in the event that we materially breach the agreement and fail to correct the breach in a timely manner, fail to pay royalties when due or file for bankruptcy.
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
EMPLOYEES
      As of December 31, 2005, we had 103 employees, including 51 in sales, marketing and business development, 15 in manufacturing and laboratory services, 13 in research and development, 17 in administration and 7 in quality assurance. In addition, our direct sales force includes some full-time sales representatives provided to us by a third party, who are directly managed by us, sell our products exclusively, and are an integral part of our sales team. The agreement with such third party is currently scheduled to expire on May 14, 2006. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and consider our employee relations to be good. We also employ independent contractors to support our development, regulatory, sales, marketing and administrative activities.

Item 1A.	Risk Factors
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
      Other factors that might influence market acceptance of our products and product candidates include the following:

•	evidence of clinical utility;

•	convenience and ease of use;

•	availability of alternative and competing diagnostic products;

•	cost-effectiveness;

•	effectiveness of marketing, distribution and pricing strategy;

•	publicity concerning these products or competitive products and

•	reimbursement.
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
      As of December 31, 2005, we had an accumulated deficit of $32.4 million. For the year ended December 31, 2005, we had net income of $12.3 million. However, we may not sustain profitability and cannot guarantee losses will not occur in the future. Our quarterly revenues and operating results are difficult to predict and have in the past and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

•	our ability to increase market acceptance of women’s health diagnostics generally and of our products in particular, as discussed under “Risk Factors” — if our products do not achieve and sustain market acceptance, we may fail to generate sufficient revenue to maintain our business”;

•	our need and ability to generate and manage growth as discussed under “Risk Factors” — if we fail to properly manage our anticipated growth in the United States or abroad, we may incur significant additional costs and expenses and our operating results may suffer”;

•	delays in, or failure of, delivery of components by our suppliers as more fully described in “Risk Factors” — we rely on a limited number of suppliers, and if these suppliers fail or are unable to perform in a timely and satisfactory manner, we may be unable to manufacture our products or satisfy product demand in a timely manner, which could delay the production or sale of these products”;

•	the quarterly variations and seasonal nature of our business in demand for our products based on procurement cycles of our customers;

•	changes in the manner in which our operations are regulated;

•	the adoption of new accounting policies;

•	increases in the length of our sales cycle;

•	fluctuations in gross margins; and

•	difficult political and economic conditions.
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
      Because each third-party payor individually approves reimbursement, obtaining these approvals can be a time-consuming and costly process that requires us to provide scientific and clinical support for the use of each of these products to each third-party payor separately with no assurance that approval will be obtained. For example, the policies of some third-party payors limit reimbursement for the use of our Fetal Fibronectin Test to women with signs and symptoms of preterm labor. This individualized process can delay the market acceptance of new products and may have a negative effect on our revenues and operating results.
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
      Our plans to expand our presence in international markets will cause us to incur various costs and expenses and may strain our operating and financial systems and resources in a manner that could materially and adversely affect our operating results. We will be subject to the regulatory oversight of additional authorities as we expand internationally. These authorities may impose regulations and restrictions on the sales and marketing of our products that are different and potentially more restrictive than those placed on us by regulators in the US. We may be required to expend considerable resources to comply with these requirements. Ultimately, we may not be able to comply with such regulations in a timely manner, if at all. If we are unable to satisfy these requirements on commercially reasonable terms, our ability to commercialize our products would be hampered and our revenues may be adversely affected.

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
      We are directly or indirectly through our customers subject to extensive regulation by both the federal government and the states and foreign countries where we conduct our business. Companies such as ours are required to expend considerable resources complying, in particular, with laws such as the following:

•	the Federal Food, Drug and Cosmetic Act, which regulates the design, testing, manufacture, labeling, marketing, distribution and sale of medical devices;

•	the Federal Anti-Kickback Law, which prohibits the illegal inducement of referrals for which payment may be made under federal healthcare programs such as the Medicare and Medicaid Programs;

•	Medicare laws and regulations that prescribe the requirements for coverage and payment, including the amount of such payment, and laws prohibiting false claims for reimbursement under Medicare and Medicaid;

•	CE mark which could limit our ability to sell in Europe; and

•	ISO 13485 which could limit our ability to sell in Canada.
      Companies such as ours are also required to comply with laws and regulations regarding the practice of medicine by non-physicians, consumer protection and Medicare and Medicaid payments. If our past or present operations are found to be in violation of any of the laws described above or the other governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. If we are required to obtain permits or licenses under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations may adversely affect our ability to operate our business and our financial results. Because many of these laws have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations and additional legal or regulatory change, we may be at a heightened risk of being found to be in violation of these laws. If we expand our business beyond diagnostic products, we will need to comply with laws and regulations in addition to those applicable to diagnostic products. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

If we are unable to maintain our existing regulatory approvals and clearances for our existing products, or obtain new regulatory approvals and clearances for our product candidates, our ability to commercially distribute our products and our business may be significantly harmed.
      The FDA, and comparable agencies of other countries generally regulate our products as medical devices. In the United States, FDA regulations govern, among other things, the activities that we perform, including product development, product testing, product labeling, product storage, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Most of the new products that we plan to develop and commercialize in the United States will require either pre-market notification, also known as 510(k) clearance, or pre-market approval, from the FDA prior to marketing. The 510(k) clearance process requires us to notify the FDA of our intent to market a medical device. The overall 510(k) clearance process usually takes from three to twelve months from the time of submission to the time that you can begin to sell a product in the market, but can take significantly longer. The pre-market approval process, often referred to as the PMA process, is much more costly, lengthy and uncertain and generally takes between one and three years from submission to PMA approval, but may take significantly longer and such clearance or approval may never be obtained.
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
      Our PMA supplement seeking approval for use of our FullTerm, The Fetal Fibronectin Test in predicting successful induction of labor has been submitted to the FDA. The FDA initially placed its review of the application on hold while a third party we have engaged conducts an audit of all of the clinical study sites because of the number of protocol deviations, in order to confirm the accuracy of the data. The audit has been completed and we will need to submit new analyses of the data and a corrective action plan to the FDA before it will resume its review of the application. The new analyses of the data or the corrective action plan may not be acceptable to us or to the FDA and we may not continue to pursue or obtain FDA approval for this application.
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
      To improve our competitive position, we believe that we will need to develop new products as well as improve our existing instruments, reagents and ancillary products. Improvements in automation and the number of tests that can be performed in a specified period of time will be important to the competitive position of our products as we market to a broader, perhaps less technically proficient, group of customers. Our ability to develop new products and make improvements in our products may face difficult technological challenges leading to delays in development, particularly if we expand our business beyond diagnostic products. If we are unable to successfully complete development of new products or if we are unable to successfully complete the planned enhancements to our products, in each case without significant delays, our future competitive position may be adversely affected.

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
      We rely on a limited number of suppliers for both raw materials and components necessary for the manufacture of our products, including our FullTerm, The Fetal Fibronectin Test and TLiIQ System. We acquire all of these components, assemblies and raw materials on a purchase-order basis, which means that the supplier is not required to supply us with specified quantities over a certain period of time or to set aside part of its inventory for our forecasted requirements. If we need alternative sources for key components, assemblies or raw materials for any reason, such components, assemblies or raw materials may not be immediately available. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and delivery of such components, assemblies or raw materials may be delayed. Consequently, if we do not forecast properly, or if our suppliers are unable or unwilling to supply us in sufficient quantities or on commercially acceptable terms, we may not have access to sufficient quantities of these components, assemblies and raw materials on a timely basis and may not be able to satisfy product demand. We may not be able to find an adequate alternative supplier if required, in a reasonable time period, or on commercially acceptable terms, if at all. Our inability to obtain a supplier for the manufacture of our products may force us to curtail or cease operations, which would have a material adverse effect on our product sales and profitability. We also relied upon a fulfillment provider to process orders for our products, coordinate invoicing and collections, as well as ship our products to customers in the United States through

September 30, 2005. In the fourth quarter of 2005, we transferred the fulfillment operation back to Adeza. Any problems with this transition may have a material adverse effect on our product sales and profitability.
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
      Our international sales, which totaled $1.0 million in the years ended December 31, 2005 and 2004 and $0.8 million in the year ending December 31, 2003, currently depend upon the marketing efforts of and sales by certain distributors in Europe, Australia, the Pacific Rim region and South America. In most instances, our distribution arrangements are governed by short-term purchase orders. We also rely upon certain of these distributors to assist in obtaining product registration and reimbursement approvals in certain international markets, and we may not be able to engage qualified distributors in our targeted markets. The distributors that we are able to obtain may not perform their obligations. If a distributor fails to invest adequate resources and support in promoting our products and training physicians, hospitals and other healthcare providers in the proper techniques for using our products or in awareness of our products, or if a distributor ceases operations, we would likely be unable to achieve significant sales in the territory represented by the distributor. If we decide to market new products abroad, we will likely need to educate our existing or new distributors about these new products and convince them to distribute the new products. If these distributors are unwilling or unable to market and sell our products, we may experience delayed or reduced market acceptance and sales of our products outside the United States. Our failure to engage adequate distributors, or the failure of the distributors to perform their obligations as expected, may harm our ability to effectively market our products and our business.

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
      In addition, we may not realize benefits from any business combination we may undertake in the future. If we fail to successfully integrate such businesses, or the technologies associated with such business combinations into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process would require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully evaluate or utilize the acquired technology or accurately forecast the financial impact of a combination, including accounting charges or volatility in the stock price of the combined entity. We may find challenges associated with integration particularly difficult if we acquire a business in an area unfamiliar to us or our senior management team. If we fail to successfully integrate other companies with which we may combine in the future, our business could be harmed.

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
      We have licensed a number of patents, including patents related to our FullTerm, The Fetal Fibronectin Test and our E-tegrity Test from third parties, including the Fred Hutchinson Cancer Research Center, Inverness Medical and the University of Pennsylvania. Our business may significantly suffer if one or more of these licenses terminate or expire, if we or our licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties or if the licensed patents are found to be invalid.
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
      Many of our employees were previously employed at universities or other diagnostic or biotechnology companies, including our potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to market existing or new products, which could severely harm our business.

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
      Section 404 of the Sarbanes-Oxley Act of 2002 requires that certain companies perform a comprehensive evaluation of their internal control over financial reporting. At the end of each fiscal year, we must perform an evaluation of our internal control over financial reporting, include in our annual report the results of the evaluation, and have our independent auditors attest to such evaluation. If we fail to complete future evaluations on time, or if our independent auditors cannot attest to our future evaluations, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.

If our principal stockholders, executive officers and directors choose to act together, they may be able to control our management and operations, which may prevent us from taking actions that may be favorable to our stockholders.
      Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially owned in the aggregate approximately 32% of our common stock as of December 31, 2005. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to our stockholders.

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
      Our stock price has been volatile. From December 10, 2004, the date of our initial public offering, through December 31, 2005, our stock has traded as high as $21.75 and as low as $10.97. The market price of our common stock may fluctuate substantially due to a variety of factors, including:

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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      We maintain our headquarters in Sunnyvale, California in one leased facility of approximately 17,600 square feet, which contains laboratory, research and development, manufacturing, sales and marketing and general administration. During 2005 we entered into an additional facility lease for 5,000 square feet located in Sunnyvale, California. We believe that our existing facilities are adequate to meet our immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings
      We are not currently party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
EXECUTIVE OFFICERS
      Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers and directors as of March 6, 2006.

Name	Age	Position(s)

Emory V. Anderson	52	President, Chief Executive Officer and Director
Mark D. Fischer-Colbrie	49	Vice President, Finance and Administration and Chief Financial Officer
Durlin E. Hickok, MD, MPH	58	Vice President, Medical Affairs
Robert O. Hussa, PhD	64	Vice President, Research and Development
Marian E. Sacco	52	Vice President, Sales and Marketing
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
      Mark D. Fischer-Colbrie has been our Vice President of Finance and Administration and Chief Financial Officer since February 2001. From March 1992 to January 2001, Mr. Fischer-Colbrie served as Vice President, Finance and Administration and Chief Financial Officer for KeraVision, Inc., a company that filed for bankruptcy under federal bankruptcy laws in March 2001. He also held several financial positions at Maxtor Corporation from April 1986 through February 1992, including Vice President of Finance and Corporate Controller. Mr. Fischer-Colbrie holds a BA from Stanford University and a MBA from University of California at Berkeley in Finance and Marketing.
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
      Our common stock trades publicly on The Nasdaq Stock Market under the symbol “ADZA”. The following table sets forth, for the periods indicated, the quarterly high and low closing sales prices of our common stock from our initial public offering on December 10, 2004 through December 31, 2005.

	Fiscal 2004

	Quarter 1	Quarter 2	Quarter 3	Quarter 4

High	N/A	N/A	N/A	$19.70
Low	N/A	N/A	N/A	$17.10

	Fiscal 2005

	Quarter 1	Quarter 2	Quarter 3	Quarter 4

High	$18.26	$16.98	$18.15	$21.62
Low	$12.18	$11.26	$15.71	$15.54
      As of March 6, 2006, there were no outstanding shares of our preferred stock and 67 holders of record of 17,429,264 shares of our outstanding common stock. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends on our common stock in the foreseeable future.
      Information required by this item regarding our equity compensation plans is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.
Proceeds from Sale of Registered Securities
      On December 10, 2004, we completed an initial public offering of 3,750,000 shares of our common stock. The common stock sold in the offering was registered under the Securities Act of 1933, as amended, on the Registration Statement on Form S-1 (Reg. No. 333-118012) that was declared effective by the SEC on December 9, 2004. The offering commenced on December 10, 2004. On December 21, 2004, the underwriters in the offering exercised their over-allotment option to purchase an additional 562,500 shares of our common stock to cover over-allotments. All 4,312,500 of the shares sold in the offering were sold at the initial public offering price of $16.00 per share. After deducting underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $61.9 million.
      During the year ended December 31, 2005, we spent from the proceeds received from the offering, (i) approximately $19.8 million on sales and marketing efforts, (ii) approximately $5.1 million on research and development activities related to product development, clinical trials and regulatory approvals for additional indications for our Fetal Fibronectin Test, and (iii) approximately $7.5 million on other general corporate purposes. The remaining proceeds from the offering have been placed in temporary investments of marketable securities for future use as needed.

Item 6.	Selected Financial Data
      We have derived the following statement of operations data for each of the three years ended December 31, 2005, 2004 and 2003 and the balance sheet data at December 31, 2005 and2004 from our audited financial statements which we include elsewhere in this Form 10-K. We have derived our statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data at December 31, 2003, 2002 and 2001 from our audited financial statements that we do not include in this Form 10-K. The following selected financial data should be read in conjunction with our financial statements and the related notes and “Management’s discussion and analysis of financial condition and results of operations” appearing elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except share and per share amounts)
Statement of Operations Data:
Product sales	$43,603	$33,596	$26,499	$14,277	$6,742
Cost of product sales(1)	6,134	2,195	6,087	3,715	2,521

Gross profit	37,469	31,401	20,412	10,562	4,221
Contract revenues	—	—	—	1,059	811
Operating costs and expenses:
Selling and marketing	19,761	15,907	12,259	7,819	6,437
General and administrative	7,489	3,997	2,730	2,069	2,033
Research and development	5,092	2,451	2,001	2,047	2,145

Total operating costs and expenses	32,342	22,355	16,990	11,935	10,615

Income (loss) from operations	5,127	9,046	3,422	(314)	(5,583)
Interest income (expense), net	2,689	233	(52)	(15)	(106)

Income (loss) before income taxes	7,816	9,279	3,370	(329)	(5,689)
Provision for (benefit from) income taxes(2)	(4,512)	410	135	—	—

Net income (loss)	$12,328	$8,869	$3,235	$(329)	$(5,689)

Net income (loss) per common share:
Basic	$0.73	$8.05	$17.78	$(1.82)	$(36.27)

Diluted	$0.69	$0.65	$0.26	$(1.82)	$(36.27)

Shares used in computing net income (loss) per common share:
Basic	16,882,964	1,102,078	181,965	181,188	156,857

Diluted	17,862,873	13,648,954	12,515,063	181,188	156,857

	As of December 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash and cash equivalents	$89,722	$80,118	$12,092	$10,751	$16,674
Working capital	96,736	81,267	9,653	6,195	7,094
Total assets	105,643	88,128	18,716	15,731	17,714
Convertible preferred stock	—	—	61,484	60,984	60,984
Accumulated deficit	(32,440)	(44,768)	(53,637)	(56,872)	(56,543)
Total stockholders’ equity (deficit)	97,405	81,711	(51,279)	(54,537)	(54,217)

(1)	Cost of product sales for the year ended December 31, 2004 includes a non-recurring reduction of accrued royalties and related royalty costs of $2.7 million.

(2)	Provision for (benefit from) income taxes for the year ended December 31, 2005 includes a non-recurring benefit from income taxes of $5.1 million primarily related to the positive impact from recording certain deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.
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

Product sales
      Our product sales are derived primarily from the sale of our disposable Fetal Fibronectin Test cassettes. In addition, we derive a small portion of our revenues from the sale of TLiIQ Systems and other consumables. Sales in the United States accounted for 98% and 97% of our product sales in the years ended December 31, 2005 and 2004, respectively. International sales accounted for 2% and 3% of our product sales in fiscal 2005 and 2004, respectively. We currently use distributors for sales outside of the United States and Canada. Our business has been in the past and may continue to be seasonal and is affected by customer ordering patterns, which may involve quarterly or semi-annual orders, as well as other factors which may cause quarterly variances in our revenue. As such, revenue may not increase in sequential quarters and our net income may fluctuate significantly.

Cost of product sales
      Our cost of product sales represents the cost of materials, direct labor and overhead associated with the manufacture of our products, delivery charges, lab services and royalties.
      Royalty costs for the year ended December 31, 2005 were $2.7 million or 6.2% of product sales, an increase of $3.5 million from the ($0.8) million for the year ended December 31, 2004. The increase royalties was primarily the result of a non-recurring reduction in 2004 of accrued royalties of $2.7 million attributable to royalties accrued under a license agreement that we determined were in excess of amounts actually due. Although royalty costs as a percentage of product sales is expected to fluctuate as it is dependent on several factors, including the level and type of sales and the level of allowed deductions, we believe royalty costs as a percentage of revenue will remain below 7.5% for the year ended December 31, 2006, assuming no new licenses involving royalties are required.

Selling and marketing expenses
      Selling and marketing expenses consist primarily of sales and marketing personnel and sales force incentive compensation and costs related to travel, trade shows, promotional materials and programs, advertising and healthcare provider education materials and events.

General and administrative expenses
      Our general and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology and corporate administration functions. Other costs include facility costs and professional fees for legal and accounting services.

Research and development expenses
      Our research and development expenses consist of costs incurred for company-sponsored and collaborative research and development activities. These expenses consist primarily of direct and research-related allocated overhead expenses such as facilities costs, salaries and benefits, and material and supply costs including costs associated with clinical trials.

Recent accounting pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB), issued a revision of Statement of Financial Accounting Standards No. 123, Share-Based Payment (SFAS 123R), which requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the income statement based on their fair values. We will adopt SFAS 123R on January 1, 2006. We have selected the Black-Scholes option-pricing model as the most appropriate method for determining the fair value of our awards and have selected the modified prospective method in adopting SFAS 123R. We expect that the adoption of SFAS 123R will have a material impact on our financial statements but cannot reasonably estimate the impact of adoption because it will depend upon the levels of share-based payments granted in the future and other factors. However, we expect our selling and marketing, general and administrative, research and development expenses and cost of sales to increase in conjunction with the adoption of SFAS 123R in 2006.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15,

2005. We do not expect that the adoption of SFAS No. 151 will have a material impact on our results of operations, financial position or cash flows.
      In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective December 31, 2005. The adoption of this Interpretation did not have a material effect on our financial position or results of operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as follows:

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
      With respect to sales to distributors, revenue is generally recognized upon shipment, as the title, risks and rewards of ownership of the products pass to the distributors and the selling price of our product is fixed and determinable at that point. The selling prices on sales to a certain distributor through June 30, 2002 were not fixed and determinable until the distributor shipped the products to the end user. Consequently, for this distributor, we recognized revenue only after the shipment of product to the end user. Additionally, on July 1, 2002, we entered into a services agreement with a laboratory and fulfillment company. Under the terms of the agreement, this company provided certain domestic product distribution and testing services for us. Through September 30, 2005, we recognized revenue upon the shipment of products from this company to the end user as the title, risks and rewards of ownership of the products pass from us to the end user at that time. On October 1, 2005, we discontinued using this fulfillment company and began to recognize revenue upon shipment of our products.

Valuation of inventory
      Inventories are stated at the lower of standard cost or market.

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

Stock-based compensation expense
      In connection with the grant of stock options to employees and directors, any deferred stock compensation we record as a component of stockholders’ equity. Deferred stock compensation for options granted to employees and directors is recorded if the fair value of our common stock on the date the options are granted is greater than their exercise prices. Deferred stock compensation is amortized as a charge to operations over the vesting periods of the options using the straight-line method. Additionally, for options granted to non-employees, the fair value of the options, estimated using the Black-Scholes valuation model, is periodically re-measured with the resulting value charged to expense over the period of the related services being rendered. We recorded stock-based compensation expense related to all of our options of $1,089,000, $749,000, and $23,000 for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, we had $2.6 million of deferred stock compensation that is scheduled to be expensed over the next four years subject to vesting requirements.

Royalty Costs
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
      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed our deferred tax assets at the end of 2005 and determined that it was more likely than not that we would be able to realize approximately $5,122,000 of net deferred tax assets based upon our forecast of future taxable income and other relevant factors.

RESULTS OF OPERATIONS
      The following table sets forth, for the periods indicated, the percentage of product sales of certain items in our Statements of Income.

	Years Ended December 31,

	2005	2004	2003

Product sales	100.0%	100.0%	100.0%
Cost of product sales	14.1%	6.5%	23.0%

Gross profit	85.9%	93.5%	77.0%
Operating costs and expenses:
Selling and marketing	45.3%	47.3%	46.3%
General and administration	17.2%	11.9%	10.3%
Research and development	11.7%	7.3%	7.5%

Total operating costs and expenses	74.2%	66.5%	64.1%

Income from operations	11.7%	27.0%	12.9%
Interest income (expense) and other, net	6.2%	0.7%	(0.2)%

Income before income taxes	17.9%	27.7%	12.7%
Provision for (benefit from) income taxes	(10.4)%	1.2%	0.5%

Net income	28.3%	26.5%	12.2%

Year ended December 31, 2005 as compared to the year ended December 31, 2004

Product sales

	Years Ended December 31,

	(In millions)
	2005	2004	Change ($)	Change (%)

Product sales	$43.6	$33.6	$10.0	29.8%
      The growth in sales was primarily due to an approximate $10.1 million increase in sales volume of Fetal Fibronectin Test cassettes and a slight increase in average selling prices, partially offset by slight decreases in revenue from the sale of other products of approximately $0.1 million.

Cost of product sales

	Years Ended December 31,

	(In millions)
	2005	2004	Change ($)	Change (%)

Cost of product sales	$6.1	$2.2	$3.9	177.3%
      The increase in cost of product sales in 2005 as compared to 2004 was primarily the result of a non-recurring reduction in 2004 of accrued royalties of $2.7 million attributable to royalties accrued under a license agreement that we determined were in excess of amounts actually due. As a percentage of revenue, cost of product sales was 14.1% for the year ended December 31, 2005 as compared to 14.6% in 2004, which excludes the effect of the non-recurring reduction in accrued royalties.

Gross profit

	Years Ended December 31,

	(In millions)
	2005	2004	Change ($)	Change (%)

Gross profit	$37.5	$31.4	$6.1	19.3%

      The gross profit increase was primarily due to increased sales partially offset by the non-recurring reduction in accrued royalties in 2004 of $2.7 million and increased standard product costs from increased unit sales. Gross margin was 85.9% for the year ended December 31, 2005 as compared to 85.4%, excluding the non-recurring reduction in accrued royalties of $2.7 million, in 2004.

Selling and marketing expenses

	Years Ended December 31,

	(In millions)
	2005	2004	Change ($)	Change (%)

Selling and marketing expenses	$19.8	$15.9	$3.9	24.2%
      The increase in expense year-over-year was largely attributable to $2.8 million related to the expansion of our direct sales force, $1.0 million in increased marketing expenses to support the growth in product sales and $0.1 million in stock-based compensation expense. Selling and marketing expenses as a percentage of product sales decreased slightly to 45.3% in the year ended December 31, 2005 from 47.3% in the prior year. We expect our selling and marketing expenditures to increase in 2006 as we continue our efforts to increase our market penetration.

General and administrative expenses

	Years Ended December 31,

	(In millions)
	2005	2004	Change ($)	Change (%)

General and administrative expenses	$7.5	$4.0	$3.5	87.4%
      General and administrative expenses as a percentage of product sales were 17.2% and 11.9% for the years ended December 31, 2005 and 2004, respectively. The increases were primarily attributable to costs associated with being a public company of $2.9 million, other general facility costs of $0.3 million, costs associated with accruals for sales tax of $0.3 million and amortized deferred compensation costs of $0.2 million all partially offset by a decrease in patent expense of $0.2 million. We expect our general and administrative expenses to increase in 2006 primarily related to costs associated with being a public company and anticipated increased headcount.

Research and development expenses

	Years Ended December 31,

	(In millions)
	2005	2004	Change ($)	Change (%)

Research and development expenses	$5.1	$2.5	$2.6	107.8%
      The increase is primarily due to costs associated with our continued product development efforts of $2.0 million in addition to increases associated with headcount and associated personnel costs of $0.5 million and amortized deferred compensation costs of $0.1 million. Research and development expenses as a percentage of revenue increased to 11.7% for the year ended December 31, 2005 from 7.3% for 2004. We expect that our research and development costs will increase in 2006 as we continue our product development efforts.

Interest income

	Years Ended December 31,

	(In millions)
	2005	2004	Change ($)	Change (%)

Interest income	$2.7	$0.2	$2.5	1250%
      The increase is primarily due to higher cash balances earning interest largely as a result of our initial public offering that was completed in December 2004. We expect interest income to fluctuate based on prevailing interest rates and changes in our cash balances.

Provision for (benefit from) income taxes
      We recorded a benefit from income taxes of $4,512,000 for the year ended December 31, 2005. The benefit from income taxes represents the reversal of a valuation allowance related to deferred tax assets of $5,122,000, net of federal alternative minimum taxes and state income tax expense of $610,000. For the year ended December 31, 2004, we recorded a provision for income taxes of $410,000 related to federal alternative minimum taxes and state income taxes.
      Our effective tax rate for the year ended December 31, 2005 is (57.7%) as compared to 4.4% for the year ended December 31, 2004. The effective tax rate for the 2005 period differs from the federal statutory rate of 34% principally due to the benefit derived by reversing the valuation allowance to our deferred tax assets in the current year net of non-deductible stock compensation charges and miscellaneous other items. The effective tax rate of 4.4% for 2004 differs from the statutory rate of 34% principally due to the use of previously unbenefitted net operating loss carryforwards net of miscellaneous non-deductible items and state income tax expense. As of December 31, 2005, we had federal net operating loss carry forwards of approximately $14,800,000.
      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed our deferred tax assets at the end of 2005 and determined that it was more likely than not that we would be able to realize approximately $5,122,000 of net deferred tax assets based upon our forecast of future taxable income and other relevant factors.
      As of December 31, 2005, we had federal net operating loss carryforwards of approximately $14.8 million. We also had federal and state research and development tax credit carry forwards of approximately $0.5 million and $0.9 million, respectively. The federal net operating loss and tax credit carry forwards will expire at various dates beginning in 2006 through 2022, if not utilized. The state research and development tax credits carry forward indefinitely. We have reviewed whether the utilization of its net operating losses and research credits were subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.
      As a result of the reduction of our valuation allowances which had an affect of recognizing our deferred tax asset, our 2006 tax rate is likely to be at or above the combined federal and state statuatory rate of 40%

Year ended December 31, 2004 as compared to the year ended December 31, 2003

Product sales
      Product sales for the year ended December 31, 2004 were $33.6 million, an increase of 26.8%, or $7.1 million, from $26.5 million for the year ended December 31, 2003. The growth in sales was primarily due to an approximate $7.3 million increase in sales volume of Fetal Fibronectin Test cassettes, partially offset by slight decreases revenue from the sale of other products of approximately $0.2 million.

Cost of product sales
      Cost of product sales for the year ended December 31, 2004 was $2.2 million, a decrease of $3.9 million from $6.1 million for the year ended December 31, 2003. The decrease in cost of product sales was primarily the result of reduced royalty costs of $1.3 million and a non-recurring reduction in accrued royalties and related royalty costs of $2.7 million that we determined were in excess of amounts actually due. The decrease and non-recurring reduction of $2.7 million were primarily related to significant new information received which allowed us to conclude that no royalties were due or are required under a license agreement. In addition, a decrease in other product costs of approximately $0.7 million was offset by approximately $0.7 million of costs related to increased unit volumes for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Non-royalty related costs remained unchanged for the years ended December 31, 2004 and 2003 as costs related to increased unit sales were offset by lower per unit manufacturing costs. As a percent of revenue, cost of product sales was 14.6% of revenue for the year ended December 31, 2004, excluding the effect of the non-recurring reduction in accrued royalties and related royalty costs, as compared to 23.0% for the same period in the prior year due to the continued reduction in royalty costs.

Gross profit
      Our gross profit for the year ended December 31, 2004 was $31.4 million, an increase of $11.0 million from $20.4 million in the year ended December 31, 2003. The gross profit increase was primarily due to increased sales adding $7.1 million, a one-time reduction of accrued royalties and related royalty costs of $2.7 million and $1.3 million in continuing reduced royalty costs. Gross margin was 85.4%, excluding non-recurring reduction in accrued royalties, for the year ended December 31, 2004 as compared to 77.0% for 2003.

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

Interest income (expense)
      We recognized interest income of $239,000 for the year ended December 31, 2004, an increase of $127,000 from 2003, primarily due to higher cash balances earning interest. There was no interest expense for the year ended December 31, 2004 as compared to $131,000 of interest expense in 2003. The interest expense in 2003 was primarily related to a note payable in conjunction with the conclusion of a co-promotion and distribution agreement with a major US distributor. The note was repaid by June 30, 2003.

Provision for(benefit from) income taxes
      We recorded a provision for income taxes of $410,000 for the year ended December 31, 2004 related to federal alternative minimum taxes and state taxes compared to approximately $135,000 for 2003.

      Our effective tax rate for the year ended December 31, 2004 was 4.4% compared to 4.0% for the year ended December 31, 2003. The effective tax rate for both periods is lower than the statutory rate due primarily to tax benefits arising from the utilization of previously unbenefitted net operating losses to the extent allowable under current law.
      Our deferred tax assets were fully offset by a valuation allowance. As of December 31, 2004, we had federal and state net operating loss carryforwards of approximately $18.5 million and $2.1 million, respectively. We also had federal and state research and development tax credit carry forwards of approximately $0.6 million and $0.8 million, respectively. The federal net operating loss and tax credit carry forwards will expire at various dates beginning in 2005 through 2022, if not utilized. The state net operating loss carry forwards will expire at various dates beginning in 2005 through 2013, if not utilized. The state research and development tax credits carry forward indefinitely.
      We reviewed whether the utilization of its net operating losses and research credits were subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.
LIQUIDITY AND CAPITAL RESOURCES
      Since our inception, our operations have been primarily financed through public and private equity investments, working capital provided by our product sales, capital leases, and research and development contracts. As of December 31, 2005 our cash and cash equivalents were $89.7 million. All of our cash equivalents have original maturities of three months or less. During the year ended December 31, 2005, our operating activities provided cash of approximately $7.8 million, compared to approximately $6.3 million during 2004. The increase year-over-year is primarily related to the increase in net income partially offset by an increase in accounts receivable and deferred tax assets. Accounts receivable increased due to increased product sales. Deferred tax assets increased as we recorded a reduction in the valuation allowance on certain of our net deferred tax assets in 2005.
      Our investing activities used cash of approximately $0.2 million during the year ended December 31, 2005, compared to $0.1 million for the same period of 2004. Investing activities in for both periods were related to purchases of equipment.
      Net cash provided by financing activities of approximately $2.0 million during the year ended December 31, 2005, as compared to $61.9 million during 2004, were related to cash generated from stock option exercises in 2005 and our initial public offering proceeds in 2004.
      For the year ended December 31, 2004, our operating activities provided cash of approximately $6.3 million, compared to approximately $5.5 million during the year ended December 31, 2003. The increase was due primarily to an increase in net income partially offset by changes in working capital, including an increase in accounts receivable and a decrease in accrued royalties.
      For the year ended December 31, 2004, our investing activities used cash of approximately $0.1 million compared to $0.4 million for the year ended December 31, 2003. Investing activities in 2004 were related to purchases of equipment, while the investing activity in 2003 was primarily due to our acquisition of the SalEst Test.
      For the year ended December 31, 2004, net cash provided by financing activities of approximately $61.9 million compared to $3.8 million used during the year ended December 31, 2003. The $3.8 million used during the year ended December 31, 2003 was primarily related to repayments of notes payable. In December 2004, we issued 4,312,500 shares of common stock at a price of $16.00 per share in an initial public offering and received approximately $61.9 million in net proceeds after deducting underwriting discounts and commissions.
      As of December 31, 2005, we had no long-term debt, capital lease obligations or long-term purchase agreements or commitments other than two facility leases which we have for a one-year term with two one-year renewal options and an operating lease for a telephone system. Future minimum operating lease obligations under these leases as of December 31, 2005 are included in the table below. The table also reflects our expectations regarding reductions in accrued royalties (in thousands).

	Payments Due in

	Total	2006	2007	2008	2009	2010	After 2010

Contractual Obligations
Operating leases	$236	$188	$28	$20	—	—	—
Royalties accrued	$1,427	1,427	—	—	—	—	—

Total	$1,663	$1,615	$28	$20	—	—	—

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
      To date, all of our sales and costs have been denominated in US dollars. Accordingly, we believe that there is no material exposure to risk from changes in foreign currency exchange rates.
      We hold no derivative financial instruments and do not currently engage in hedging activities.
      Our exposure to interest rate risk at December 31, 2005 is related to the investment of our excess cash into highly liquid financial investments with original maturities of three months or less. We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. Due to the short term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.

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

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
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
      Limitations on Effectiveness of Disclosure Controls. We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures. The effectiveness of controls cannot be absolute because the cost to design and implement a control to identify errors or mitigate the risk of errors occurring should not outweigh the potential loss caused by errors that would likely be detected by the control. Moreover, we believe that disclosure controls and procedures cannot be guaranteed to be 100% effective all of the time. Accordingly, a control system, no matter how well designed and operated, can provide no absolute assurance that the control system’s objectives will be met. Inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b)	Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Adeza Biomedical Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Adeza Biomedical Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Adeza Biomedical Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Adeza Biomedical Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Adeza Biomedical Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Adeza Biomedical Corporation as of December 31, 2005 and 2004, and the related statements of income, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005 of Adeza Biomedical Corporation and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
March 9, 2006

(c)	Changes in Internal Controls
      There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      We have adopted a code of ethics, containing general guidelines for conducting our business consistent with the highest standards of business ethics. The code of ethics is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder as well as under applicable rules of The Nasdaq National Market. Our code of ethics is available on the Investor Relations section of our website (www.adeza.com), which is under the Corporate section of our website. To the extent permitted by regulatory requirements, we intend to make such public disclosure by posting the relevant material on the Investor Relations section of our website in accordance with SEC rules.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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
      (b) Exhibits

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.2(1)	Amended and Restated Bylaws

4	.1(1)	Specimen Stock Certificate.

10	.1(1)*	1995 Stock Option and Restricted Stock Plan.

10	.2(2)*	2004 Equity Incentive Plan.

10	.3(1)	Exclusive License Agreement, dated August 12, 1992, between Adeza and the Fred Hutchinson Cancer Research Center, together with the First Amendment to Exclusive License Agreement and Consent dated May 9, 1996 and Amendment No. 1 to Exclusive License Agreement dated April 30, 1998.†

10	.4(1)	Investors’ Rights Agreement, dated September 19, 2001, between Adeza and certain Stockholders of Adeza.

10	.5(1)	License Agreement, dated July 25, 1997, between Adeza and the Trustees of the University of Pennsylvania.†

10	.6(1)	Agreement and Release, dated March 3, 1998, between Adeza and Matria Healthcare, Inc.†

10	.7(1)	Net Industrial Space Lease, dated July 7, 1999, between Adeza and Tasman V, LLC.

10.8		Third Amendment to the Net Industrial Space Lease, dated July 15, 2005 between Adeza and Tasman V, LLC.

10.9		Net Industrial Space Lease, dated July 1, 2005, between Adeza and Tasman V, LLC.

10	.10(1)	Service Agreement, dated as of March 31, 1999, between Adeza and Ventiv Health U.S. Sales LLC (formerly known as Snyder Healthcare Sales Inc.), together with First Amendment to Service Agreement dated March 8, 2002, Second Amendment to Service Agreement dated July 22, 2002, and Third Amendment to Service Agreement dated May 15, 2004.†

10	.11(1)	Warrant to Purchase Shares of Series 3 Preferred Stock, dated March 23, 1999, between Adeza and Transamerica Business Credit Corporation and its assignees.

10	.12(1)	Form of Indemnification Agreement for Directors and Officers.

10	.13(1)	Agreement, dated December 24, 1998, between Adeza and Unilever PLC.†

10	.14(1)	Second Amendment to Lease, dated October 12, 2004, between Adeza and Tasman V, LLC.

Exhibit
Number		Description

10	.15(1)*	Management Continuity Agreement, dated October 21, 2004, between Adeza and Emory Anderson.

10	.16(1)*	Management Continuity Agreement, dated October 21, 2004, between Adeza and Mark Fischer-Colbrie.

10	.17(1)*	Form of Management Continuity Agreement, dated October 21, 2004, between Adeza and Durlin Hickok, Robert Hussa and Marian Sacco.

23.1		Consent of independent registered public accounting firm.

24.1		Powers of Attorney (included on signature page).

31.1		Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Emory V. Anderson.

31.2		Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Mark D. Fischer-Colbrie.

32.1		Certification pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson.
32.2		Certification pursuant to 18 U.S.C. Section 1350 of Mark D. Fischer-Colbrie.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-118012) initially filed with the Securities and Exchange Commission on August 6, 2004.

(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration No. 333-122430) filed with the Securities and Exchange Commission on January 31, 2005.

*	Management compensatory plan or contract

†	Confidential Treatment granted. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Adeza Biomedical Corporation
      We have audited the accompanying balance sheets of Adeza Biomedical Corporation as of December 31, 2005 and 2004, and the related statements of income, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adeza Biomedical Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Adeza Biomedical Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
March 9, 2006

Adeza Biomedical Corporation
BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	share and per share
	information)
ASSETS
Current assets:
Cash and cash equivalents	$89,722	$80,118
Accounts receivable, net of allowance of $435 and $316 at December 31, 2005 and 2004, respectively	9,182	6,628
Inventories	849	667
Prepaid and other current assets	292	271
Current deferred tax asset	4,929	—

Total current assets	104,974	87,684
Property and equipment, net	348	268
Noncurrent deferred tax asset	193	—
Intangible assets, net	128	176

Total assets	$105,643	$88,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,994	$2,750
Accrued compensation	2,216	1,863
Accrued royalties	1,427	1,007
Other accrued liabilities	1,246	49
Taxes payable	1,322	703
Deferred revenue	33	45

Total current liabilities	8,238	6,417
Commitments (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 17,376,330 and 16,461,390 shares issued and outstanding at December 31, 2005 and 2004, respectively	17	16
Additional paid-in capital	132,432	129,695
Deferred compensation	(2,604)	(3,232)
Accumulated deficit	(32,440)	(44,768)

Total stockholders’ equity	97,405	81,711

Total liabilities and stockholders’ equity	$105,643	$88,128

See accompanying notes.

Adeza Biomedical Corporation
STATEMENTS OF INCOME

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except share and
	per share information)
Product sales	$43,603	$33,596	$26,499
Cost of product sales	6,134	2,195	6,087

Gross profit	37,469	31,401	20,412
Operating costs and expenses:
Selling and marketing	19,761	15,907	12,259
General and administrative	7,489	3,997	2,730
Research and development	5,092	2,451	2,001

Total operating costs and expenses	32,342	22,355	16,990

Income from operations	5,127	9,046	3,422
Interest income	2,691	239	112
Interest expense	—	—	(131)
Other expenses, net	(2)	(6)	(33)

Income before income taxes	7,816	9,279	3,370
Provision for (benefit from) income taxes	(4,512)	410	135

Net income	$12,328	$8,869	$3,235

Basic net income per common share	$0.73	$8.05	$17.78

Diluted net income per common share	$0.69	$0.65	$0.26

Shares used to compute basic net income per share	16,882,964	1,102,078	181,965

Shares used to compute diluted net income per share	17,862,873	13,648,954	12,515,063

See accompanying notes.

Adeza Biomedical Corporation
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible							Total
	Preferred Stock		Common Stock		Additional			Stockholders’
					Paid-In	Deferred	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Deficit)

	(In thousands, except share and per share information)
Balances at December 31, 2002	15,218,803	$60,984	181,380	$—	$2,335	$—	$(56,872)	$(54,537)
Exercise of Series 3 preferred stock warrants for cash at $2.63 per share	190,259	500	—	—	—	—	—	—
Stock-based compensation related to stock options issued to nonemployees	—	—	—	—	23	—	—	23
Exercise of stock options at $0.32 per share for cash	—	—	780	—	—	—	—	—
Net and comprehensive income	—	—	—	—	—	—	3,235	3,235

Balances at December 31, 2003	15,409,062	61,484	182,160	—	2,358	—	(53,637)	(51,279)
Deferred compensation related to stock options issued to employees	—	—	—	—	3,625	(3,625)	—	—
Stock-based compensation related to stock options issued to nonemployees	—	—	—	—	356	—	—	356
Amortization of deferred compensation related to stock options issued to employees	—	—	—	—	—	393	—	393
Exercise of stock options at $0.32 to $10.00 per share for cash	—	—	9,408	—	23	—	—	23
Shares issued in initial public offering, net of offering costs of $7,135	—	—	4,312,500	5	61,860	—	—	61,865
Conversion of preferred stock to common stock	(15,409,062)	(61,484)	11,957,322	11	61,473	—	—	61,484
Net and comprehensive income	—	—	—	—	—	—	8,869	8,869

Balances at December 31, 2004	—	—	16,461,390	16	129,695	(3,232)	(44,768)	81,711
Deferred compensation related to stock options issued to employees	—	—	—	—	411	(411)	—	—
Stock-based compensation related to stock options issued to nonemployees	—	—	—	—	50	—	—	50
Amortization of deferred compensation related to stock options issued to employees	—	—	—	—	—	1,039	—	1,039
Exercise of stock options and warrants at $0.32 to $13.55 per share for cash	—	—	914,940	1	2,016	—	—	2,017
Tax benefit of disqualifying dispositions	—	—	—	—	260	—	—	260
Net and comprehensive income	—	—	—	—	—	—	12,328	12,328

Balances at December 31, 2005	—	$—	17,376,330	$17	$132,432	$(2,604)	$(32,440)	$97,405

See accompanying notes.

Adeza Biomedical Corporation
STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Operating activities
Net income	$12,328	$8,869	$3,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192	169	142
Stock based compensation expense	1,089	749	23
Tax benefit of disqualifying dispositions	260	—	—
Other non-cash charges	—	7	(25)
Non-cash interest expense	—	—	131
Changes in operating assets and liabilities:
Accounts receivable	(2,554)	(1,334)	(1,252)
Inventories	(182)	(77)	(77)
Prepaid and other assets	(21)	(7)	(116)
Deferred tax assets	(5,122)	—	—
Accounts payable	(756)	322	712
Accrued compensation	353	188	253
Accrued royalties	420	(2,442)	1,966
Other accrued liabilities	1,816	207	324
Deferred revenue	(12)	(369)	196

Net cash provided by operating activities	7,811	6,282	5,512

Investing activities
Purchase of intangible assets	—	—	(240)
Purchases of property and equipment	(224)	(144)	(125)

Net cash used in investing activities	(224)	(144)	(365)

Financing activities
Payments on capital lease obligations	—	—	(3)
Payments of notes payable	—	—	(4,303)
Net proceeds from issuances of common stock	2,017	61,888	—
Net proceeds from the issuance of convertible preferred stock	—	—	500

Net cash provided by (used in) financing activities	2,017	61,888	(3,806)

Net increase in cash and cash equivalents	9,604	68,026	1,341
Cash and cash equivalents at beginning of year	80,118	12,092	10,751

Cash and cash equivalents at end of year	$89,722	$80,118	$12,092

Supplemental cash flow information
Cash paid for income taxes	$634	$312	$15

See accompanying notes.

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
      All of the Company’s assets are located in the U.S.

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
      Effective July 1, 2002, Adeza entered into a services agreement with a national laboratory that performs diagnostic tests. Under the terms of the agreement, the laboratory provided certain domestic product distribution and testing services for Adeza. Through September 30, 2005, the Company recognized revenue upon the shipment of products to the end user from the national laboratory as the title, risks and rewards of ownership of the products pass from the Company to the end user at that time. On October 1, 2005, the Company discontinued using this fulfillment company and began to recognize revenue upon shipment of our products from our manufacturing facilities. Revenue from the Company’s laboratory services is recognized as tests are performed.
      Revenue on all other product sales is recognized upon shipment to distributors or customers as the title, risks, and rewards of ownership of the products pass to the distributors or customers and the selling price of Adeza products is fixed and determinable at that point. Any advance payments received in excess of revenue recognized are classified as deferred revenue on the accompanying balance sheets. Customers have the right to return products that are defective. There are no other return rights.

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)
      During the years ended December 31, 2005, 2004 and 2003, 98%, 97%, and 97%, respectively, of the Company’s product revenues were derived from customers located in the US. Our product sales are derived primarily from the sale of our disposable Fetal Fibronectin Test cassettes.

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

	Years Ended
	December 31,

	2004	2004

Balance at beginning of year	$31	$16
Charges to cost of product sales	30	12
Warranty costs incurred	(34)	(30)
Change in estimate related to accrued warranty costs	3	33

Balance at end of year	$30	$31

Research and development
      Research and development expenses consist of costs incurred for Company-sponsored and collaborative research and development activities. These costs include direct and research-related allocated overhead expenses such as facilities costs, salaries and benefits, and material and supply costs in addition to costs associated with clinical trials. The Company expenses research and development costs as such costs are incurred. Any research and development expenses under collaborative agreements and other contracts are also recorded as incurred and approximate the revenue recognized under such agreements that is recorded as earned based on the performance requirements of the underlying contracts.

Concentrations of risk
      Cash and cash equivalents, and accounts receivable are financial instruments which potentially subject Adeza to concentrations of credit risk. Adeza primarily invests in money market funds, and, by policy, limits the amount in any one type of investment, other than securities issued or guaranteed by the U.S. government. Adeza has not experienced any material credit losses and does not generally require collateral on receivables. For the year ended December 31, 2005 and 2004, no single customer represented greater than 5% of total revenues.

Cash and cash equivalents
      Cash equivalents consist of highly liquid financial instruments with original maturities of three months or less at the time of acquisition. Cash equivalents consist of money market funds held by a high-credit quality financial institution. Cash and cash equivalents are stated at cost which approximates fair value at December 31, 2005 and 2004 based on available market information.

Derivative financial instruments
      The Company holds no derivative financial instruments and does not currently engage in hedging activities.

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)

Property and equipment
      Property and equipment are stated at cost. Depreciation is calculated using the straight-line method, and the cost is amortized over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Intangible assets
      Intangible assets consist of purchased patents. Accumulated amortization at December 31, 2005 and 2004, was $112,000 and $64,000, respectively. Intangible assets are amortized over their estimated useful lives of 5 years. Amortization expense is expected to be $48,000 per year in 2006 through 2007 and $32,000 for the year ending December 31, 2008.

Long-lived assets
      The Company reviews long-lived assets, including property and equipment, and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2005, there have been no such impairment losses.

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

Stock-based compensation
      As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), the Company has elected to account for stock options granted to employees and directors using the intrinsic value method and, accordingly, does not recognize compensation expense for stock options granted to employees and directors with exercise prices equal to the fair value of the underlying common shares. Options granted to non-employees have been accounted for in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and are periodically remeasured with the resulting value charged to expense over the period of the related services being rendered.
      Pro forma information regarding net income is required by SFAS 123, as if Adeza had accounted for its employee and director stock options granted under the fair value method of SFAS 123. The fair value for

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)
these options was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Years Ended December 31,

	2005	2004	2003

Volatility factor	72%	85%	85%
Risk-free interest rate	4.1%	3.3%	3.4%
Dividend yield	0%	0%	0%
Expected life of options	4.6 years	4.0 years	4.0 years
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
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The pro forma information is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Net income:
As reported	$12,328	$8,869	$3,235
Add: Total stock-based employee and director compensation expense determined under intrinsic value method for all awards	1,039	393	—
Less: Total stock-based employee and director compensation expense determined under fair value method for all awards	(2,608)	(2,512)	(670)

Pro forma	$10,759	$6,750	$2,565

Reported basic net income per common share	$0.73	$8.05	$17.78

Reported diluted net income per common share	$0.69	$0.65	$0.26

Pro forma basic net income per common share	$0.64	$6.12	$14.10

Pro forma diluted net income per common share	$0.60	$0.49	$0.21

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

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company’s allowance for doubtful accounts is included in accounts receivable as follows (in thousands):

	Years Ended
	December 31,

	2005	2004	2003

Balance at beginning of year	$236	$164	$95
Charges to bad debt expense	194	75	112
Bad debt costs incurred	(75)	(3)	(43)

Balance at end of year	$355	$236	$164

      In addition to the allowance for doubtful accounts, the Company’s allowance for sales returns is included in accounts receivable as follows (in thousands):

	Years Ended
	December 31,

	2005	2004	2003

Balance at beginning of year	$80	$100	$240
Charges to product sales	—	—	9
Sales returns incurred	—	—	(4)
Change in estimate	—	(20)	(145)

Balance at end of year	$80	$80	$100

Inventories and cost of product sales
      Inventories are stated at the lower of standard cost determined on a FIFO basis or market value. Cost of product sales represents the cost of materials, direct labor and overhead associated with the manufacture of our products, delivery charges, lab services and royalties.

Advertising expense
      The cost of advertising is expensed as incurred. Advertising expense for the years ended December 31, 2005, 2004, and 2003 was approximately $1,369,000, $1,057,000, and $941,000, respectively. The cost of advertising was included in selling and marketing expenses in the statements of income.

Shipping and handling costs
      Shipping and handling costs incurred for inventory purchases and product shipments are included within cost of product sales in the statements of income.

Net income per share
      Basic net income per common share is calculated by dividing the net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding for the period and dilutive potential common shares. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, and warrants outstanding are considered to be potential common shares and are only included in the calculation of diluted net income per common share when their effect is dilutive.

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2005	2004	2003

Numerator:
Net income	$12,328	$8,869	$3,235
Denominator:
Denominator for basic earnings per share-weighted-average common shares outstanding	16,882,964	1,102,078	181,965
Effect of dilutive securities:
Stock options	871,217	1,120,408	500,988
Warrants	108,692	157,102	28,049
Convertible preferred stock	—	11,269,366	11,804,061

Dilutive potential common shares	979,909	12,546,876	12,333,098

Denominator for diluted earnings per share- weighted-average common shares outstanding and dilutive potential common shares	17,862,873	13,648,954	12,515,063

Basic net income per common share	$0.73	$8.05	$17.78

Diluted net income per common share	$0.69	$0.65	$0.26

      In 2003, 2004 and 2005 there were no equity instruments that were excluded from the calculation of the diluted net income per share because of their antidilutive impact.

Recent accounting pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB), issued a revision of SFAS 123, Share-Based Payment (SFAS 123R), which requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the income statement based on their fair values. The Company will adopt SFAS 123R on January 1, 2006. The Company has selected the Black-Scholes option-pricing model as the most appropriate method for determining the fair value of its awards and have selected the modified prospective method in adopting SFAS 123R. The Company expects the adoption of SFAS 123R to have a material impact on its financial statements in that quarter and thereafter, but cannot reasonably estimate the impact of adoption because it will depend upon the levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods using the Black-Scholes valuation model, the impact of the standard we believe would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and net income per share in the stock-based compensation section above.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 151 will have a material impact on our results of operations, financial position or cash flows.
      In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)
settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective December 31, 2005. The adoption of this Interpretation does not have a material effect on the Company’s financial position or results of operations.

2.	LICENSE ARRANGEMENTS
      Adeza has entered into license, clinical trial, supply, and sponsored research and development agreements with universities, research organizations, and commercial companies. Certain of these agreements require payments of royalties on future sales of products resulting from such agreements and may subject Adeza to minimum annual royalty payments to such contract partners. During the years ended December 31, 2005, 2004, and 2003, the total of such royalty costs recorded were approximately $2,695,000, $1,900,000 and $3,187,000, respectively, excluding the effect of a non-recurring reduction in accrued royalties and related royalty costs of $2.7 million that was recorded in the year ended December 31, 2004. Royalty costs are included in cost of product sales. The non-recurring reduction of $2.7 million was primarily related to significant new information that Adeza received in October 2004 which allowed Adeza to conclude that no royalties were due or are required under a license agreement.

3.	INVENTORIES
      Inventories consist of the following (in thousands):

	December 31,

	2005	2004

Raw materials	$386	$297
Work in process	197	119
Finished goods	266	251

	$849	$667

4.	PROPERTY AND EQUIPMENT
      Property and equipment consists of the following (in thousands):

	December 31,

	2005	2004

Laboratory and other equipment	$2,411	$2,207
Furniture and fixtures	157	156
Leasehold improvements	131	131

	2,699	2,494
Less accumulated depreciation and amortization	(2,351)	(2,226)

Net property and equipment	$348	$268

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	COMMITMENTS AND OBLIGATIONS

Leases
      Future minimum obligations under noncancelable operating leases at December 31, 2005 are payable as follows (in thousands):

	Payments Due in

	Total	2006	2007	2008

Contractual Obligations
Operating leases	$236	$188	$28	$20
      In September 2005, the Company entered into two facility leases for a one-year term with two one-year renewal options. Future minimum obligations under this lease at December 31, 2005 included in the table above are payments totaling $170,000 through September 2006.
      Rent expense was approximately $204,000, $203,000 and $195,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Notes payable
      In June 2002, Adeza entered into an agreement to terminate the Co-Promotion and Distribution Agreement between Adeza and the Distributor (see Note 4). Under the terms of the agreement, Adeza agreed to pay the Distributor $5,771,000 under a note payable due through June 30, 2003. In December 2002, $1,443,000 was paid to the Distributor. The remaining payments were paid in March and June 2003. The note was secured by Adeza’s assets. In the year ended December 31, 2003 Adeza recorded $106,000 of interest expense related to this note. No interest expense was recorded in the year ended December 31, 2005 and 2004.

6.	CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

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

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In conjunction with a loan and security agreement with MMC/ GATX Partnership No. 1 and Transamerica Business Credit Corporation, Adeza issued warrants to purchase 236,301 shares of Series 3 convertible preferred stock at an exercise price of $2.92 per share. The warrants are scheduled to expire on the later of ten years from the date of the grant or five years after the closing of a public offering. The fair value assigned to these warrants, as determined using the Black-Scholes valuation model, was approximately $475,000. In determining the fair value of the warrants the following assumptions were used: expected volatility of 50%; expected life of 10 years; expected dividend yield of 0%; risk-free interest rate of 6%; stock price at date of grant and exercise price of $2.92 per share. The fair value of these warrants was netted against the related debt and was amortized to interest expense over the terms of the various notes. In the years ended December 31, 2005, 2004, and 2003, Adeza amortized as interest expense $0, $0 and $24,000, respectively, related to these warrants. As a result of the completion of the Company’s initial public offering the warrants were exercisable for 196,915 shares of common stock. During 2005 MMC/ GATX Partnership exercised in full the warrant it held on a net, or cashless, basis pursuant to which the warrant holder received 78,413 shares of common stock. Warrants to purchase 99,884 shares of common stock at an exercise price of $3.50 per share are outstanding and exercisable at December 31, 2005.

Common stock
      The Company has reserved the following shares of common stock for the issuance of options and rights granted under the Company’s stock option plans, as follows:

	December 31,

	2005	2004

Options outstanding	1,668,688	2,244,601
Shares reserved for future option grants	2,035,208	1,801,981
Warrants outstanding — convertible preferred stock	99,884	196,915

	3,803,780	4,243,497

Stock option plans

2004 Equity Incentive Plan
      In August 2004, the Company’s board of directors and stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan), which became effective upon the completion of the Company’s initial public offering in December 2004. The Company has reserved a total of 1,875,000 shares of its common stock for issuance under the 2004 Plan, all of which are available for future grant. Under the 2004 Plan options, stock appreciation, stock purchase rights and restricted stock can be issued to employees, officers, directors, and consultants of Adeza. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100% of the fair value of Adeza’s common stock on the date of grant. Generally, these options vest ratably over four years and have a term of 10 years. There were no shares subject to repurchase as of December 31, 2005. No restricted stock, stock appreciation or purchase rights had been issued as of December 31, 2005.

1995 Stock Option and Restricted Stock Plan
      In August 2004, the Company’s Board of Directors and stockholders approved amendments to the Company’s 1995 Stock Option and Restricted Stock Plan (the 1995 Plan) so that, upon completion of the Company’s initial public offering, the shares that were available for future grant under the 1995 Plan were allocated to the 2004 Plan. Additionally, any shares that are issuable upon exercise of options outstanding

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)
under the 1995 Plan that are forfeited after the completion of the Company’s initial public offering, are allocated to the 2004 Plan.
      Under the 1995 Plan options and purchase rights were issuable to employees, officers, directors, consultants, and promotional representatives of Adeza. The 1995 Plan provided that the exercise price for incentive stock options would be no less than 100% of the fair value of Adeza’s common stock (no less than 85% of the fair value for nonqualified stock options), as determined by the Board of Directors on the date of grant. Generally, these options are immediately exercisable, subject to repurchase rights which lapse ratably over four years and have a term of 10 years. There were no shares subject to repurchase as of December 31, 2005 and 2004. No restricted stock purchase rights had been issued as of December 31, 2005.
      Option activity under the 2004 Plan and 1995 Plan is as follows:

	Options		Weighted-
	Available	Options	Average
	for Grant	Outstanding	Exercise Price

Balance at December 31, 2002	160,119	1,446,429	$2.29
Shares authorized	6,351	—	—
Options granted	(34,622)	34,622	$3.33
Options exercised	—	(780)	0.32
Options canceled	8,867	(8,867)	$3.05

Balance at December 31, 2003	140,715	1,471,404	$2.32
Shares authorized	2,443,871	—	—
Options granted	(800,776)	800,776	$10.87
Options exercised	—	(9,408)	$2.36
Options canceled	18,171	(18,171)	$4.68

Balance at December 31, 2004	1,801,981	2,244,601	$5.35
Shares authorized	493,841	—	—
Options granted	(298,108)	298,108	$15.55
Options exercised	—	(836,527)	$2.40
Options canceled	37,494	(37,494)	$10.49

Balance at December 31, 2005	2,035,208	1,668,688	$8.53

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following summarizes options outstanding and exercisable as of December 31, 2005:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 0.97 $ 0.97	155,851	2.28	$0.97	155,851	$0.97
$ 3.33 $ 3.33	520,833	6.36	$3.33	502,629	$3.33
$ 6.17 $ 8.51	60,375	8.56	$8.44	22,313	$8.33
$10.00 $10.00	549,095	8.59	$10.00	170,642	$10.00
$12.08 $12.94	41,000	9.42	$12.23	5,476	$12.28
$13.55 $13.55	82,750	9.18	$13.55	15,511	$13.55
$15.88 $15.88	4,778	9.56	$15.88	1,026	$15.88
$17.17 $17.17	141,056	9.82	$17.17	6,421	$17.17
$19.70 $19.70	97,500	8.94	$19.70	24,375	$19.70
$20.09 $20.09	15,450	9.96	$20.09	1,782	$20.09

	1,668,688			906,026

      The weighted average fair value of options granted to employees during 2005 was $10.89.
      During the year ended December 31, 2005 several consultants became employees of the Company and the Company recorded deferred stock-based compensation for the excess of the estimated fair value of its common stock over the option exercise prices at the dates of the changes in status of $546,000 related to option grants held by non employees which converted to employees during the year. Stock-based compensation expense is being recognized over the remaining option vesting period.
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
      For options granted to non employees, the Company determined the estimated fair value of the options using the Black-Scholes option pricing model. The weighted average fair value of options granted to nonemployees during 2005 was $15.93. Compensation expense is generally being recognized over the option vesting period. For the years ended December 31, 2005, 2004 and 2003, the Company recorded stock-based compensation expense of approximately $50,000, $356,000 and $23,000, respectively, in connection with options granted to nonemployees.

7.	INCOME TAXES
      For financial reporting purposes, “Income before income taxes” was $7,816,000, $9,279,000 and $3,370,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The provision for (benefit from) income taxes consists of the following:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Current:
Federal	$180	$210	$65
State	430	200	70

Total current	610	410	135

Deferred:
Federal	(4,488)	—	—
State	(634)	—	—

Total Deferred	(5,122)	—	—

Total Provision	$(4,512)	$410	$135

      The Company’s income tax provision (benefit) differs from the amounts computed by applying the federal statutory income tax rate of 34% to pretax income (loss) as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
U.S. federal taxes (benefit) at federal statutory rate	$2,657	$3,155	$1,146
State taxes, net of federal benefit	(135)	132	46
Net operating losses not benefitted (benefitted)	(7,407)	(3,091)	(1,132)
Non deductible stock compensation	215	—	—
Other individually immaterial items	158	214	75

Total provision (benefit)	$(4,512)	$410	$135

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	December 31,

	2005	2004

	(In thousands)
Deferred tax assets:
Net operating losses	$5,054	$6,450
Research credits	1,531	1,480
Capitalized research and development	156	200
Other, net	691	1,140

Total deferred tax assets	7,432	9,270
Valuation allowance	(2,310)	(9,270)

Net deferred tax assets	$5,122	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. In December 2005, based upon the level of historical taxable income and projections for

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)
future taxable income, we concluded that it was more likely than not that our deferred tax assets would be realized with the exception of deferred tax assets related to stock option benefits. The valuation allowance of $2,310,000 as of December 31, 2005, relates entirely to the benefit for stock option deductions that will be credited to equity when realized. The valuation allowance decreased by $6,960,000, and increased by $8,070,000 and $1,860,000 during the years ended December 31, 2005, 2004 and 2003, respectively.
      As of December 31, 2005, the Company had federal net operating loss carry forwards of approximately $14,800,000. The Company also had federal and state research and development tax credit carry forwards of approximately $500,000 and $900,000, respectively. The federal net operating loss and tax credit carry forwards will expire at various dates beginning in 2006 through 2022, if not utilized. The state research and development tax credit carry forward indefinitely.
      The Company has reviewed whether the utilization of its net operating losses and research credits were subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We do not expect the disclosed net operating losses and research credits carryovers to expire before utilization.

8.	BENEFIT PLAN
      The Company’s 401(k) Plan allows eligible employees to make contributions of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. The Company has not made any matching contributions to date.

9.	RELATED PARTY TRANSACTIONS
      In 2000, a loan offer was made to an officer of the Company. The agreement to the loan was ratified by the Board of Directors on April 21, 2001, for an amount of $183,000, with the minimum interest rate allowed by the internal revenue service. According to the terms agreed upon, 20% of the loan would be forgiven in principal and accrued interest at the end of each twelve months of employment. The loan would be due and payable within 30 days following termination by Adeza for cause. In the event of a change of control or merger with another company or of termination without cause, the loan and accumulated interest would be forgiven. The loan contemplated was executed on February 28, 2003 for $109,800, which was paid to the officer at that time. All other terms were in accordance with the original loan offer. Subject to the officer’s continued employment, the loan and related interest would have been forgiven in 2003 to 2006. On August 4, 2004, the Company, upon approval of its Board of Directors, forgave the remaining balance of the loan. In the years ended December 31, 2004 and 2003, $76,250 and $33,550, respectively, of the principal was forgiven and recorded to general and administrative expenses.

Adeza Biomedical Corporation
NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2005					2004

	Fourth		Third	Second	First	Fourth	Third	Second	First

	(In thousands)
Total sales	$11,940		$11,419	$10,634	$9,610	$9,191	$8,766	$8,396	$7,242
Gross profit	10,365		9,716	9,205	8,183	7,892	11,215	6,680	5,615
Income before income taxes	2,062		2,286	1,931	1,537	1,689	5,472	1,292	826
Provision for (benefit from) income taxes	(4,831	)(1)	136	102	81	103	226	(19)	100
Net income	6,893		2,150	1,829	1,456	1,586	5,246	1,311	726
Basic net income per common share	$0.40		$0.13	$0.11	$0.09	$0.41	$28.77	$7.20	$3.98
Diluted net income per common share	$0.38		$0.12	$0.10	$0.08	$0.11	$0.39	$0.10	$0.05

(1)	Provision for (benefit from) income taxes in the fourth quarter of 2005 includes a non-recurring benefit from income taxes of $5.1 million primarily related to a reversal in our valuation allowance for deferred tax assets.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of Delaware, has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California on this 14th day of March 2006.

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
      Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated above:

Signature	Title(s)

/s/ Emory V. Anderson Emory V. Anderson	President, Chief Executive Officer and Director (principal executive officer)

/s/ Mark D. Fischer-Colbrie Mark D. Fischer-Colbrie	Vice President, Finance and Administration and Chief Financial Officer (principal financial and accounting officer)

/s/ Andrew E. Senyei, MD Andrew E. Senyei, MD	Chairman of the Board

/s/ Nancy D. Burrus Nancy D. Burrus	Director

/s/ Craig C. Taylor Craig C. Taylor	Director

/s/ Kathleen D. LaPorte Kathleen D. LaPorte	Director

Signature	Title(s)

/s/ Michael P. Downey Michael P. Downey	Director

C. Gregory Vontz	Director

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.2(1)	Amended and Restated Bylaws

4	.1(1)	Specimen Stock Certificate.

10	.1(1)*	1995 Stock Option and Restricted Stock Plan.

10	.2(2)*	2004 Equity Incentive Plan.

10	.3(1)	Exclusive License Agreement, dated August 12, 1992, between Adeza and the Fred Hutchinson Cancer Research Center, together with the First Amendment to Exclusive License Agreement and Consent dated May 9, 1996 and Amendment No. 1 to Exclusive License Agreement dated April 30, 1998.†

10	.4(1)	Investors’ Rights Agreement, dated September 19, 2001, between Adeza and certain Stockholders of Adeza.

10	.5(1)	License Agreement, dated July 25, 1997, between Adeza and the Trustees of the University of Pennsylvania.†

10	.6(1)	Agreement and Release, dated March 3, 1998, between Adeza and Matria Healthcare, Inc.†

10	.7(1)	Net Industrial Space Lease, dated July 7, 1999, between Adeza and Tasman V, LLC.

10.8		Third Amendment to the Net Industrial Space Lease, dated July 15, 2005 between Adeza and Tasman V, LLC.

10.9		Net Industrial Space Lease, dated July 1, 2005, between Adeza and Tasman V, LLC.

10	.10(1)	Service Agreement, dated as of March 31, 1999, between Adeza and Ventiv Health U.S. Sales LLC (formerly known as Snyder Healthcare Sales Inc.), together with First Amendment to Service Agreement dated March 8, 2002, Second Amendment to Service Agreement dated July 22, 2002, and Third Amendment to Service Agreement dated May 15, 2004.†

10	.11(1)	Warrant to Purchase Shares of Series 3 Preferred Stock, dated March 23, 1999, between Adeza and Transamerica Business Credit Corporation and its assignees.

10	.12(1)	Form of Indemnification Agreement for Directors and Officers.

10	.13(1)	Agreement, dated December 24, 1998, between Adeza and Unilever PLC.†

10	.14(1)	Second Amendment to Lease, dated October 12, 2004, between Adeza and Tasman V, LLC.

10	.15(1)*	Management Continuity Agreement, dated October 21, 2004, between Adeza and Emory Anderson.

10	.16(1)*	Management Continuity Agreement, dated October 21, 2004, between Adeza and Mark Fischer-Colbrie.

10	.17(1)*	Form of Management Continuity Agreement, dated October 21, 2004, between Adeza and Durlin Hickok, Robert Hussa and Marian Sacco.

23.1		Consent of independent registered public accounting firm.

24.1		Powers of Attorney (included on signature page).

31.1		Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Emory V. Anderson.

31.2		Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Mark D. Fischer-Colbrie.

32.1		Certification pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson.
32.2		Certification pursuant to 18 U.S.C. Section 1350 of Mark D. Fischer-Colbrie.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-118012) initially filed with the Securities and Exchange Commission on August 6, 2004.

(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration No. 333-122430) filed with the Securities and Exchange Commission on January 31, 2005.

*	Management compensatory plan or contract

†	Confidential Treatment granted. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.