Form 10-K/A
period 2005-12-31
ADEZA BIOMEDICAL CORP
filed 2006-04-11
CIK 902482

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
EXHIBIT 31.1
EXHIBIT 31.2

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 (based on the closing price of $16.98 per share as quoted by The NASDAQ Stock Market as of such date) was $139,551,013.
     As of March 6, 2006, 17,429,264 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Not applicable.
EXPLANATORY NOTE
     The purpose of this Amendment No. 1 to our Form 10-K is to correct the officer certifications filed as Exhibits 31.1 and 31.2, which inadvertently omitted of a portion of paragraph 4 at the time they were filed with the original Form 10-K on March 14, 2006. No other items of the original Form 10-K are being amended.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (b) Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Stock Certificate.

10.1(1)*	1995 Stock Option and Restricted Stock Plan.

10.2(2)*	2004 Equity Incentive Plan.

10.3(1)	Exclusive License Agreement, dated August 12, 1992, between Adeza and the Fred Hutchinson Cancer Research Center, together with the First Amendment to Exclusive License Agreement and Consent dated May 9, 1996 and Amendment No. 1 to Exclusive License Agreement dated April 30, 1998.†

10.4(1)	Investors’ Rights Agreement, dated September 19, 2001, between Adeza and certain Stockholders of Adeza.

10.5(1)	License Agreement, dated July 25, 1997, between Adeza and the Trustees of the University of Pennsylvania.†

10.6(1)	Agreement and Release, dated March 3, 1998, between Adeza and Matria Healthcare, Inc.†

10.7(1)	Net Industrial Space Lease, dated July 7, 1999, between Adeza and Tasman V, LLC.

10.8(3)	Third Amendment to the Net Industrial Space Lease, dated July 15, 2005 between Adeza and Tasman V, LLC.

10.9(3)	Net Industrial Space Lease, dated July 1, 2005, between Adeza and Tasman V, LLC.

10.10(1)	Service Agreement, dated as of March 31, 1999, between Adeza and Ventiv Health U.S. Sales LLC (formerly known as Snyder Healthcare Sales Inc.), together with First Amendment to Service Agreement dated March 8, 2002, Second Amendment to Service Agreement dated July 22, 2002, and Third Amendment to Service Agreement dated May 15, 2004.†

10.11(1)	Warrant to Purchase Shares of Series 3 Preferred Stock, dated March 23, 1999, between Adeza and Transamerica Business Credit Corporation and its assignees.

10.12(1)	Form of Indemnification Agreement for Directors and Officers.

10.13(1)	Agreement, dated December 24, 1998, between Adeza and Unilever PLC.†

10.14(1)	Second Amendment to Lease, dated October 12, 2004, between Adeza and Tasman V, LLC.

10.15(1)*	Management Continuity Agreement, dated October 21, 2004, between Adeza and Emory Anderson.

10.16(1)*	Management Continuity Agreement, dated October 21, 2004, between Adeza and Mark Fischer-Colbrie.

10.17(1)*	Form of Management Continuity Agreement, dated October 21, 2004, between Adeza and Durlin Hickok, Robert Hussa and Marian Sacco.

23.1(3)	Consent of independent registered public accounting firm.

24.1(3)	Powers of Attorney (included on signature page).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Emory V. Anderson.

Exhibit
Number	Description
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Mark D. Fischer-Colbrie.

32.1(3)	Certification pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson.

32.2(3)	Certification pursuant to 18 U.S.C. Section 1350 of Mark D. Fischer-Colbrie.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-118012) initially filed with the Securities and Exchange Commission on August 6, 2004.

(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration No. 333-122430) filed with the Securities and Exchange Commission on January 31, 2005.

(3)	Previously filed with our Annual Report on Form 10-K filed on March 14, 2006.

*	Management compensatory plan or contract

†	Confidential Treatment granted. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of Delaware, has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California on this 11th day of April 2006.

ADEZA BIOMEDICAL CORPORATION
By:	/s/ EMORY V. ANDERSON
Emory V. Anderson
President and Chief Executive Officer

     Pursuant to the requirements of the Exchange Act, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated above:

Signature	Title(s)
/s/ EMORY V. ANDERSON Emory V. Anderson	President, Chief Executive Officer and Director (principal executive officer)
/s/ MARK D. FISCHER-COLBRIE Mark D. Fischer-Colbrie	Vice President, Finance and Administration and Chief Financial Officer (principal financial and accounting officer)
/s/ ANDREW E. SENYEI, MD* Andrew E. Senyei, MD	Chairman of the Board
/s/ NANCY D. BURRUS* Nancy D. Burrus	Director
/s/ CRAIG C. TAYLOR* Craig C. Taylor	Director
/s/ KATHLEEN D. LAPORTE* Kathleen D. LaPorte	Director
/s/ MICHAEL P. DOWNEY* Michael P. Downey	Director
C. Gregory Vontz	Director
*By:
/s/ MARK D. FISCHER-COLBRIE Mark D. Fischer-Colbrie Attorney-in-Fact