Form 10-Q
period 2006-03-31
ADEZA BIOMEDICAL CORP
filed 2006-05-10
CIK 902482

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2006

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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2006 17,452,795 shares of the registrant’s common stock were outstanding.

Adeza Biomedical Corporation Trademarks and Registered Trademarks are trademarks of Adeza. Our trademarks and trade names include the stylized A, Adeza(R), E-tegrity(R) Test, SalEst(R), FullTermTM and TLi(IQ)(R) System. Other service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

PART I— FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
Adeza Biomedical Corporation
CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31,	December 31,
	2006	2005
	(unaudited)	(note 2)
Assets
Current assets:
Cash and cash equivalents	$90,511	$89,722
Accounts receivable, net	8,069	9,182
Inventories	932	849
Prepaid and other current assets	318	292
Current deferred tax asset	4,929	4,929

Total current assets	104,759	104,974
Property and equipment, net	387	348
Noncurrent deferred tax asset	193	193
Intangible assets, net	116	128

Total assets	$105,455	$105,643

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,197	$1,994
Accrued compensation	1,545	2,216
Accrued royalties	671	1,427
Other accrued liabilities	1,108	1,246
Taxes payable	1,294	1,322
Deferred revenue	17	33

Total current liabilities	6,832	8,238
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 17,446,415 and 17,376,330 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	17	17
Additional paid-in capital	131,027	132,432
Deferred compensation	—	(2,604)
Unrealized gain on investments	13	—
Accumulated deficit	(32,434)	(32,440)

Total stockholders’ equity	98,623	97,405

Total liabilities and stockholders’ equity	$105,455	$105,643

See accompanying notes to condensed financial statements.

Adeza Biomedical Corporation
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share information)

	Three months ended
	March 31,
	2006	2005
Product sales	$10,793	$9,610
Cost of product sales	1,755	1,427

Gross profit	9,038	8,183
Operating costs and expenses:
Selling and marketing	6,045	4,725
General and administrative	2,302	1,537
Research and development	1,673	864

Total operating costs and expenses	10,020	7,126

Income (loss) from operations	(982)	1,057
Interest income	994	480

Income before provision for income taxes	12	1,537
Provision for income taxes	6	81

Net income	$6	$1,456

Basic net income per share	$0.00	$0.09

Diluted net income per share	$0.00	$0.08

Shares used to compute basic net income per share	17,416,232	16,527,243

Shares used to compute diluted net income per share	18,235,047	17,773,973

See accompanying notes to condensed financial statements.

Adeza Biomedical Corporation
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Three months ended
	March 31,
	2006	2005
Operating activities
Net income	$6	$1,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54	44
Stock based compensation expense	933	232
Changes in operating assets and liabilities:
Accounts receivable	1,113	(707)
Inventories	(83)	(31)
Prepaid and other assets	(13)	(99)
Accounts payable	203	222
Accrued compensation	(671)	(868)
Accrued royalties	(756)	(414)
Other accrued liabilities	(166)	34
Deferred revenue	(16)	(1)

Net cash provided (used) by operating activities	604	(132)

Investing activities
Purchases of property and equipment	(81)	(105)

Net cash used in investing activities	(81)	(105)

Financing activities
Net proceeds from issuances of common stock	266	98

Net cash provided by financing activities	266	98

Net increase (decrease) in cash and cash equivalents	789	(139)
Cash and cash equivalents at beginning of period	89,722	80,118

Cash and cash equivalents at end of period	$90,511	$79,979

Supplemental cash flow information
Cash paid for income taxes	$47	$200

See accompanying notes to condensed financial statements.

Adeza Biomedical Corporation
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and business
Adeza Biomedical Corporation (“Adeza” or the “Company”) is a Delaware corporation which was originally incorporated in the state of California on January 3, 1985 and reincorporated in Delaware in 1996. Adeza is engaged in the design, development, manufacturing, sales, and marketing of products for women’s health markets worldwide. The Company’s initial focus is on reproductive healthcare, using its proprietary technologies to predict preterm birth and assess infertility. The Company’s products consist of:
•	The TLi(IQ) System and FullTerm, The Fetal Fibronectin Test, which are used to assess the risk of preterm birth in pregnant women.

•	The E-tegrity Test, which is used to determine the feasibility of embryo implantation in patients with infertility who are candidates for in vitro fertilization (“IVF”).
All of the Company’s assets are located in the U.S.
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods. The accompanying condensed financial statements and related notes should be read in conjunction with the Company’s audited financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.
Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Stock-based compensation
Beginning as of January 1, 2006 we account for our employee stock option plans under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. The fair value of our stock options was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of stock-based awards is amortized over the vesting period of the award. We have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R. We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our condensed statements of operations. Prior to adoption of SFAS No. 123R, we accounted for our stock option plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25” and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. Pro forma net income and pro forma net income per share disclosed in the footnotes to our condensed financial statements were estimated using a Black-Scholes option valuation model.
Recent accounting pronouncements
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 151 will have a material impact on our results of operations, financial position or cash flows.

3. Inventories
Inventories are stated at the lower of cost or market and consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$548	$386
Work in process	189	197
Finished goods	195	266

	$932	$849

4. Intangible assets
Intangible assets consist of purchased patents. Accumulated amortization at March 31, 2006 and December 31, 2005 was $124,000 and $112,000, respectively. Intangible assets are amortized on a straight line basis over their estimated useful lives of five years. Amortization expense is expected to be $48,000 per year in 2006 through 2007 and $32,000 for the year ending December 31, 2008.
5. Net income per share
Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding for the period. For purposes of this calculation, options, and warrants are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive. The calculation of net income per share is as follows (in thousands, except share and per share information):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income	$6	$1,456

Denominator:
Denominator for basic earnings per share-weighted-average common shares outstanding	17,416,232	16,527,243
Effect of dilutive securities:
Stock options	735,701	1,083,573
Warrants	83,114	163,157

Dilutive potential common shares	818,815	1,246,730

Denominator for diluted earnings per share-weighted-average common shares and dilutive potential common shares	18,235,047	17,773,973

Basic net income per share	$0.00	$0.09

Diluted net income per share	$0.00	$0.08

6. Comprehensive income
Comprehensive income for the three months ended March 31, 2006 and 2005 equaled the net income in each period.
7. Stock based compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award and is recognized as an expense over the employee requisite service period. Prior to January 1, 2006, the Company accounted for its stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations as permitted by SFAS No. 123.
At March 31, 2006, the Company had one stock-based employee compensation plan which is described in more detail below.
Prior to the Adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company provided disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” $0.2 million of employee stock-based compensation expense was reflected in net income for the period ended March 31, 2005.
During the preparation of the notes to the consolidated condensed financial statements for the quarter ended March 31, 2006, we determined that the calculation of our pro forma net loss reported under SFAS 123 for the year ended December 31, 2005, as previously reported, was understated primarily as a result of an incorrect change in the fair value calculation (and, therefore, the amortization expense related to) options granted in August 2004. Accordingly, pro forma net loss reported under SFAS 123 for the year ended December 31, 2005, for the three months ended March 31, 2005, presented in the tables below, has been revised. These revisions had no effect on our previously reported results of operations or financial condition.

Three Months
Ended
March 31, 2005
(in thousands, except per
share data)
Net income:
As reported	$1,456
Add: Total stock based employee and director compensation expense determined under intrinsic value method for all awards	226
Less: Total stock based employee and director compensation expense determined under the fair value method for all awards	(1,476)

Net income — pro forma	$206

Reported basic net income per share	$0.09

Reported diluted net income per share	$0.08

Pro forma basic net income per share	$0.01

Pro forma diluted net income per share	$0.01

Year Ended
December 31,
2005
(in thousands, except
per share data)
Net income:
As reported	$12,328
Add: Total stock-based employee and director compensation expense determined under intrinsic value method for all awards	1,039
Less: Total stock-based employee and director compensation expense determined under fair value method for all awards	(4,856)

Net income — pro forma	$8,511

Reported basic net income per share	$0.73

Reported diluted net income per share	$0.69

Pro forma basic net income per share	$0.50

Pro forma diluted net income per share	$0.48

Impact of Adoption of SFAS No. 123R. The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R. Under that transition method, compensation costs recognized in the three months ended March 31, 2006, include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
Previously reported amounts have not been restated, except as noted above.
In the three months ended March 31, 2006, we recognized stock-based compensation of $915,000.
As a result of adopting FAS 123R, our income before income taxes and net income for the quarter ended March 31, 2006, are $689,000 and $353,000 lower, respectively, than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.02 if the company had not adopted FAS 123R, compared to reported basic and diluted earnings per share of $0.00.

As of March 31, 2006 the stock-based compensation capitalized as inventory was minimal.
Equity Incentive Program. The Company’s equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. At March 31, 2006, the equity incentive program consisted of the 2004 Equity Incentive Plan (the 2004 Plan). Under the 2004 Plan, options, stock appreciation rights, stock purchase rights and restricted stock may be issued to employees, officers, directors, and consultants of Adeza. The 2004 Plan permits the grant of share options for up to 1,875,000 shares of common stock. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100% of fair value of Adeza’s common stock on the date of grant. Generally, these options vest ratably over four years and have a term of 10 years. No restricted stock, stock appreciation or purchase rights have been issued as of March 31, 2006.
The following table provides certain information with respect to the 2004 Plan in effect as of March 31, 2006:

Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of		Compensation Plan
	Securities to be		(Excluding
	Issued upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Reflected in
	Outstanding Options	Outstanding Options	Column (a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	1,616,259	$8.95	2,538,842
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Expected volatilities used in 2006 are based on volatilities from the Company’s peer group, which is consistent with the technique we used prior to the adoption of SFAS No. 123R. Due to the Company’s short public trading history the Company determined that the use of a peer group is more reflective of market conditions and a better indicator of expected volatility than a historical volatility. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from analysis of the Company’s peer group and historical data. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the end of the reporting period. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The fair value of each option grant in the three month periods ended March 31, 2006 and 2005 used the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Expected volatility	70%	72%
Risk-free rate	4.8%	4.1%
Expected term (in years)	5.0	4.6
SFAS No. 123R requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.

     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

			Weighted-	Weighted-Average	Aggregate
	Available	Options	Average	Remaining Contract	Intrinsic Value
	for Grant	Outstanding	Exercise Price	Term (in years)	(in thousands)

Balances at December 31, 2005	2,035,208	1,668,688	$8.53	—	—
Shares authorized	521,290	—	—	—	—
Options granted	(28,750)	28,750	22.20	—	—
Options exercised		(70,085)	3.79	—	—
Options cancelled	11,094	(11,094)	12.41	—	—

Balance at March 31, 2006	2,538,842	1,616,259	$8.95	7.4	$19,709

Vested and expected to vest at March 31, 2006		1,556,963	$8.77	7.4	$19,263

Exercisable at March 31, 2006		903,537	$5.74	6.3	$13,905

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $21.13 as of March 31, 2006, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.
The weighted average grant date fair value of options granted during the three months ended March 31,2006 was $13.68 per share. The total intrinsic value of options exercised during the three month period ended March 31, 2006 was approximately $401,000. The total cash received from employees as a result of stock option exercises during the three months ended March 31, 2006 was approximately $108,000. In connection with these exercises, the tax benefits realized by the Company for the three months ended March 31, 2006 was minimal.
The Company settles employee stock option exercises with newly issued common shares.
As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $5.3 million and will be recognized over an estimated weighted average amortization period of 1.7 years.
We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our condensed statements of operations.
8. Provision for income taxes
We recorded a provision for income taxes of $6,000 for the quarter ended March 31, 2006, related to federal and state taxes compared to a provision of approximately $81,000 for the same period in 2005. Our effective tax rate for the quarter ended March 31, 2006 and 2005 was 48.8% and 5.3%, respectively. For the three months ended March 31, 2006 and 2005, the provision for income taxes is based on our annual effective tax rate in compliance with SFAS 109. The annual effective tax rate was calculated on the basis of our expected level of profitability that results in federal and state income taxes. To the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. For the period ended March 31, 2006, the difference between the provision for income tax that would be derived by applying the statutory rate to our income before tax and the provision actually recorded is primarily due to the impact of non-deductible 123R stock option compensation expenses. For the period ended March 31, 2005, the difference between the provision for income tax that would be derived by applying the statutory rate to our income before tax and the provision actually recorded is primarily due to the benefit of operating loss carryforwards that reduced the provision to federal alternative minimum tax and state income tax.
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed our deferred tax assets at the end of 2005 and determined that it was more likely than not that we would be able to realize approximately $5,122,000 of net deferred tax assets based upon our forecast of future taxable income and other relevant factors. Changes to the realization of the net deferred tax assets would have an impact to our tax provision and in turn would affect net income.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, without limitation, statements regarding expected financial results, tax rates and stock-based compensation expense, the expansion of products, markets and offerings and additional product indications. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors described under “Factors That May Affect Future Results” below and those described under “Business” set forth in Part I of our Annual Report on Form 10-K for the year-ended December 31, 2005.
OVERVIEW
We design, develop, manufacture and market innovative products for women’s health. Our initial focus is on reproductive healthcare, using our proprietary technologies to predict preterm birth and assess infertility. Our principal product is a patented diagnostic test FullTerm, The Fetal Fibronectin Test, that utilizes a single-use, disposable cassette and is analyzed on our patented instrument, the TLi(IQ) System. This FDA-approved product is designed to objectively determine a woman’s risk of preterm birth by detecting the presence of a specific protein, fetal fibronectin, in vaginal secretions during pregnancy. We began selling our single-use, disposable FullTerm, The Fetal Fibronectin Test in 1999 and launched our second-generation system, the TLi(IQ) System, in 2001. Sales of TLi(IQ) Systems to hospital and clinical laboratories allow healthcare providers access to our FullTerm, The Fetal Fibronectin Test, resulting in the potential for better patient care and for significant cost savings by avoiding unnecessary medical treatment. We also have submitted to the FDA a New Drug Application, or NDA, for GestivaTM, our product candidate to prevent recurrent preterm birth.

We believe the key factors underlying our growth since 1999 include greater healthcare provider acceptance, demonstrated cost savings from the use of our tests, expanded reimbursement coverage by insurance companies, expansion of our sales force and increased marketing efforts. Continued growth in test volume and revenue will depend on the above and a number of factors, including placing additional TLi(IQ) Systems in hospitals and clinical laboratories, increasing utilization of existing TLi(IQ) Systems, increasing healthcare provider acceptance for other FDA-approved uses of the product and developing additional applications or products.

Product sales
Our product sales are derived primarily from the sale of our disposable FullTerm, The Fetal Fibronectin Test. In addition, we derive a small portion of our revenues from the sale of TLi(IQ) Systems and other consumables. Sales in the United States accounted for approximately 98% of our product sales in both three-month periods ended March 31, 2006 and March 31, 2005. International sales accounted for approximately 2% of our product sales in both three-month periods ended March 31, 2006 and March 31, 2005. We currently use distributors for sales outside of the United States and Canada. Our business has been in the past and may continue to be seasonal and is affected by customer ordering patterns, which may involve quarterly or semi-annual orders, as well as other factors which may cause quarterly variances in our revenue. As such, revenue may not increase in sequential quarters and our net income may fluctuate significantly.
Cost of product sales
Our cost of product sales represents the cost of materials, direct labor and overhead associated with the manufacture of our products, and delivery charges, lab services and royalties.
Royalty costs for the three months ended March 31, 2006 were $0.7 million or 6.2% of product sales, an increase of $0.1 million from the $0.6 million for the three months ended March 31, 2005. The increase in royalty costs for the three months ended March 31, 2006 was primarily the result of increased sales volume period-over-period. Although royalty costs as a percentage of product sales is expected to fluctuate as it is dependent on several factors, including the level and type of sales and the level of allowed deductions, we believe royalty costs as a percentage of revenue will remain below 7.5% for the year ended December 31, 2006, assuming no new licenses involving royalties are required.
Selling and marketing expenses
Selling and marketing expenses consist primarily of sales and marketing personnel and sales force incentive compensation and costs related to travel, tradeshows, promotional materials and programs, advertising and healthcare provider education materials and events.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except as stated below regarding SFAS No. 123R, our critical accounting policies and estimates have not changed significantly from the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-based compensation
Beginning as of January 1, 2006 we account for our employee stock option plans under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. The fair value of our stock options was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of stock-based awards is amortized over the vesting period of the award. We have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R. We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our condensed statements of operations. Prior to adoption of SFAS No. 123R, we accounted for our stock option plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25” and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. Pro forma net income and pro forma net income per share disclosed in the footnotes to our condensed financial statements were estimated using a Black-Scholes option valuation model.
RESULTS OF OPERATIONS
Product sales

	Three months ended March 31,
	2006	2005	Change ($)	Change (%)
Cost of product sales	$10.8	$9.6	$1.2	12.3%
The growth in sales of 12% for the three months ended March 31, 2006 compared to the quarter ended March 31, 2005 is primarily due to an approximate $1.2 million increase in sales volume of Fetal Fibronectin Test cassettes, partially offset by a slight decrease in average selling prices and slight decreases in revenue from the sale of other products.
Cost of product sales

	Three months ended March 31,
	2006	2005	Change ($)	Change (%)
Cost of product sales	$1.7	$1.4	$0.3	23.0%
Percent of product sales	16.3%	14.8%
     The increase in cost of product sales in 2006 as compared to 2005 was primarily the result of increased sales period-over-period and to an increase of $50,000 due to stock-based compensation expense associated with the adoption of SFAS No. 123R.
Gross profit

	Three months ended March 31,
	2006	2005	Change ($)	Change (%)
Gross profit	$9.0	$8.2	$0.8	10.4%
Percent of product sales	83.7%	85.2%
     The gross profit increase was primarily due to increased sales and increased standard product costs from increased unit sales.
Selling and marketing expenses

	Three months ended March 31,
	2006	2005	Change ($)	Change (%)
Selling and marketing expenses	$6.0	$4.7	$1.3	27.9%
Percent of product sales	56.0%	49.2%

     The increase in expense was largely attributable to $1.1 million related to the expansion of our direct sales force and associated costs, $0.4 million increase due to stock-based compensation expense associated with the adoption of SFAS No. 123R, partially offset by a $0.2 million decrease in marketing programs expense primarily due to timing of these programs. We expect our selling and marketing expenditures to increase as we continue our efforts to increase our market penetration, commence any marketing and selling efforts related to Gestiva and the costs associated with any new stock-based compensation expense.
General and administrative expenses

	Three months ended March 31,
	2006	2005	Change ($)	Change (%)
General and administrative expenses	$2.3	$1.5	$0.8	49.8%
Percent of product sales	21.3%	16.0%
     The increases were primarily attributable to costs associated with being a public company of $0.4 million, stock-based compensation expense associated with the adoption of SFAS No. 123R of $0.3 million and other general costs of $0.1 million. We expect our general and administrative expenses to increase primarily related to costs associated with being a public company, stock-based compensation expense and anticipated increased headcount.
Research and development expenses

	Three months ended March 31,
	2006	2005	Change ($)	Change (%)
Research and development expenses	$1.7	$0.9	$0.8	93.6%
Percent of product sales	15.5%	9.0%
     The increase is primarily due to costs associated with our continued product development efforts, including costs related to Gestiva, our drug candidate for the prevention of preterm birth in women who have a history of preterm delivery, of $0.8 million. We expect that our research and development costs will increase as we continue our product development efforts and any new stock-based compensation expense.
Interest income

	Three months ended March 31,
	2006	2005	Change ($)	Change (%)
Interest income	$1.0	$0.5	$0.5	107.1%
The increase is primarily due to higher cash balances earning interest. We expect interest income to fluctuate based on prevailing interest rates and changes in our cash balances.
Provision for income taxes

	Three months ended March 31,
	2006	2005	Change ($)	Change (%)
Provision for Income Taxes	$6.0	$81.0	$(75.0)	(92.6)%
We recorded a provision for income taxes of $6,000 for the quarter ended March 31, 2006, related to federal and state taxes compared to a provision of approximately $81,000 for the same period in 2005. Our effective tax rate for the quarter ended March 31, 2006 and 2005 was 48.8% and 5.3%, respectively. For the three months ended March 31, 2006 and 2005, the provision for income taxes is based on our annual effective tax rate in compliance with SFAS 109. The annual effective tax rate was calculated on the basis of our expected level of profitability that results in federal and state income taxes. To the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. For the period ended March 31, 2006, the difference between the provision for income tax that would be derived by applying the statutory rate to our income before tax and the provision actually recorded is primarily due to the impact of non-deductible 123R stock option compensation expenses. For the period ended March 31, 2005, the difference between the provision for income tax that would be derived by applying the statutory rate to our income before tax and the provision actually recorded is primarily due to the benefit of operating loss carryforwards that reduced the provision to federal alternative minimum tax and state income tax.

     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed our deferred tax assets at the end of 2005 and determined that it was more likely than not that we would be able to realize approximately $5,122,000 of net deferred tax assets based upon our forecast of future taxable income and other relevant factors. Changes to the realization of the net deferred tax assets would have an impact to our tax provision and in turn would affect net income.
LIQUIDITY AND CAPITAL RESOURCES
     Since our inception, our operations have been primarily financed through public and private equity investments, working capital provided by our product sales, capital leases, and research and development contracts. As of March 31, 2006 our cash and cash equivalents were $90.5 million. All of our cash equivalents have original maturities of three months or less. During the quarter ended March 31, 2006, our operating activities provided cash of approximately $0.6 million, compared to cash used of approximately $0.1 million for the same quarter in 2005. The increase is primarily related to a decrease in accounts receivable primarily due to collection efforts and increased sales.
     Our investing activities remained relatively the same in the use of cash of approximately $0.1 million during the quarter ended March 31, 2006 and March 31, 2005. Investing activities in for both periods were related to purchases of equipment.
     Net cash provided by financing activities of approximately $0.3 million during the quarter ended March 31, 2006, as compared to $0.1 million during the same quarter in 2005, were related to cash generated from stock option exercises.
As of March 31, 2006, we had no long-term debt, capital lease obligations or long-term purchase agreements or commitments other than two facility lease which we have for a one-year term with two one-year renewal options and an operating lease for a telephone system.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II— OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
In addition to other information in this report, the following factors should be considered carefully in evaluating our company. If any of the risks or uncertainties described in this Form 10-Q or in our annual report on Form 10-K for the year ended December 31, 2005 actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-Q are not the only ones facing the company. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. The risk factors set forth below contain a number of material changes relative to those set forth in the “RISK FACTORS” section of our annual report on Form 10-K for the year ended December 21, 2005. The changes relate primarily to Gestiva, our therapeutic product candidate for the prevention of recurrent preterm birth.
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
As of March 31, 2006, we had an accumulated deficit of $32.4 million. For the quarter ended March 31, 2006, we had net income of $6,000. However, we may not sustain profitability and cannot guarantee losses will not occur in the future. Our quarterly revenues and operating results are difficult to predict and have in the past and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:
•	our ability to increase market acceptance of women’s health diagnostics generally and of our products in particular, as discussed under “Risk Factors” If our products do not achieve and sustain market acceptance, we may fail to generate sufficient revenue to maintain our business”;

•	our need and ability to generate and manage growth as discussed under “Risk Factors” If we fail to properly manage our anticipated growth in the United States or abroad, we may incur significant additional costs and expenses and our operating results may suffer”;

•	delays in, or failure of, delivery of components by our suppliers as more fully described in “Risk Factors” We rely on a limited number of suppliers, and if these suppliers fail or are unable to perform in a timely and satisfactory manner, we may be unable to manufacture our products or satisfy product demand in a timely manner, which could delay the production or sale of these products”;

•	risks related to Gestiva described below, including those discussed under “Risk Factors— If we are unable to obtain or maintain regulatory approval for Gestiva, we will be limited in our ability to commercialize Gestiva, and our business will be harmed,” “—The market for Gestiva may be very competitive because we have no patent protection for Gestiva, and we may not obtain regulatory exclusivity for Gestiva,” and “— We rely on a limited number of suppliers, and if these suppliers fail or are unable to perform in a timely and satisfactory manner, we may be unable to manufacture our products or satisfy product demand in a timely manner, which could delay the production or sale of our products.”

•	the quarterly variations and seasonal nature of our business in demand for our products based on procurement cycles of our customers;

•	changes in the manner in which our operations are regulated;

•	the adoption of new accounting policies;

•	increases in the length of our sales cycle;

•	fluctuations in gross margins; and

•	difficult political and economic conditions.
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
Because each third-party payor individually approves reimbursement, obtaining these approvals can be a time-consuming and costly process that requires us to provide scientific and clinical support for the use of each of these products to each third-party payor separately with no assurance that approval will be obtained. For example, the policies of some third-party payors limit reimbursement for the use of our Fetal Fibronectin Test to women with signs and symptoms of preterm labor. In addition, if Gestiva is approved, we will need dedicate considerable resources to obtaining approvals for reimbursement. This individualized process can delay the market acceptance of new products and may have a negative effect on our revenues and operating results.
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
We believe third-party payors are increasingly limiting coverage for medical diagnostic and pharmaceutical products in the United States and internationally, and in many instances are exerting pressure on product suppliers to reduce their prices. Consequently, third-party reimbursement may not be consistently available or adequate to cover the cost of our products. Additionally, third-party payors who have previously approved a specific level of reimbursement may reduce that level. Under prospective payment systems, in which healthcare providers may be reimbursed a set amount based on the type of diagnostic procedure performed, such as those utilized by Medicare and in many privately managed care systems, the cost of our diagnostic products may not be justified and reimbursed. Any limitations on reimbursement for our products could limit our ability to commercialize and sell new products and continue to sell our existing products, or may cause the prices of our existing products to be reduced, which may adversely affect our revenues and operating results.
If we fail to properly manage our anticipated growth in the US or abroad, we may incur significant additional costs and expenses and our operating results may suffer.
Growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. In the United States, while we anticipate hiring additional personnel to assist in the planned expansion of sales efforts for our current products and the development of future products, we may not be able to successfully increase sales of current products or introduce new products and meet our growth goals. The strain on our management and staff may be particularly acute as we expand into the therapeutic business as well as the diagnostic business. To manage our anticipated growth, we must attract and retain qualified personnel and manage and train them effectively. We will depend on our personnel and third parties to effectively market our products to an increasing number of hospitals, physicians and other healthcare providers. We will also depend on our personnel to develop next generation technologies. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, as well as our own internal manufacturing processes, resulting in an increased need for us to carefully monitor for quality assurance. In addition, we may choose or be required to relocate or expand our manufacturing facility to accommodate potential growth in our business. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our revenue and profitability goals.

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
Companies such as ours are also required to comply with laws and regulations regarding the practice of medicine by non-physicians, consumer protection and Medicare and Medicaid payments. If our past or present operations are found to be in violation of any of the laws described above or the other governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. If we are required to obtain permits or licenses under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations may adversely affect our ability to operate our business and our financial results. Because many of these laws have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations and additional legal or regulatory change, we may be at a heightened risk of being found to be in violation of these laws. As we expand our business beyond diagnostic products, we will need to comply with laws and regulations in addition to those applicable to diagnostic products. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.
If we are unable to maintain our existing regulatory approvals and clearances for our existing diagnostic products, or obtain new regulatory approvals and clearances for our diagnostic product candidates, our ability to commercially distribute our products and our business may be significantly harmed.
The FDA, and comparable agencies of other countries generally regulate our diagnostic products as medical devices. In the United States, FDA regulations govern, among other things, the activities that we perform, including product development, product testing, product labeling, product storage, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Most of the new products that we plan to develop and commercialize in the United States will require either pre-market notification, also known as 510(k) clearance, or pre-market approval, from the FDA prior to marketing. The 510(k) clearance process requires us to notify the FDA of our intent to market a medical device. The overall 510(k) clearance process usually takes from three to twelve months from the time of submission to the time that you can begin to sell a product in the market, but can take significantly longer. The pre-market approval process, often referred to as the PMA process, is much more costly, lengthy and uncertain and generally takes between one and three years from submission to PMA approval, but may take significantly longer and such clearance or approval may never be obtained.
All of the diagnostic products that we have submitted and may submit in the future for FDA clearance or approval are or will be subject to substantial restrictions, including, among other things, restrictions on the indications for which we may market our products, which could result in reductions in or an inability to grow our revenues. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or certain requirements for costly post-marketing testing and surveillance to monitor the performance and clinical utility of the product. For example, any of our products that have received FDA approval, such as our FullTerm, The Fetal Fibronectin Test or TLiIQ System, remain subject to ongoing post-marketing regulation and oversight by the FDA. The marketing claims that we are permitted to make in labeling our diagnostic products, if cleared or approved by the FDA, are limited to those specified in any clearance or approval. Our intention to expand the use of our products into new areas such as the prediction of successful induction of labor and oncology will require us to make new submissions to the FDA.
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
If we modify our marketed diagnostic products, we may be required to obtain new 510(k) clearances or PMAs, or we may be required to cease marketing or recall the modified products until clearances are obtained.

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
If we are unable to obtain or maintain regulatory approval for Gestiva, we will be limited in our ability to commercialize Gestiva, and our business will be harmed.
The research, testing, manufacturing, selling and marketing of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Obtaining and maintaining regulatory approval typically is an uncertain process, is costly and takes many years. In addition, failure to comply with the FDA and other applicable foreign and U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, or supplements to approved NDAs.
Regulatory approval of an NDA or NDA supplement is never guaranteed. Despite the time, resources and effort expended, failure can occur at any stage. The FDA has substantial discretion in the approval process for human medicines. The FDA can deny, delay or limit approval of a product candidate for many reasons including:
•	the FDA may not find that the candidate is safe;

•	the FDA may not find data from the clinical or preclinical testing to be sufficient; or

•	the FDA may not approve our or our third party manufacturers’ processes or facilities.
Future governmental action or changes in FDA policy or personnel may also result in delays or rejection of an NDA in the United States. If we receive regulatory approval for Gestiva, we will also be subject to ongoing FDA obligations and continued regulatory oversight and review, such as continued safety reporting requirements; and we may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance, we may not be permitted to market Gestiva or any other therapeutic product candidates.
Any regulatory approvals that we receive for Gestiva or any other product candidates may also be subject to limitations on the indicated uses for which the medicine may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approves any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the medicine will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the medicine, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the medicine, and could include withdrawal of the medicine from the market.
Even if we receive approval for the marketing and sale of Gestiva for the prevention of recurrent preterm birth, it may never be accepted as a treatment for recurrent preterm birth.
Many factors may affect the market acceptance and commercial success of Gestiva for the prevention of recurrent preterm birth. Although there is currently no FDA-approved treatment for the prevention of recurrent preterm birth, the comparable formulation to Gestiva, 17 alpha-hydroxyprogesterone caproate (or 17P), is available from compounding pharmacies, and there is one other company developing a different formulation of progesterone applied via a vaginal gel. Even if the FDA approves Gestiva, physicians may adopt Gestiva only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other products or treatments then in use. Acceptance of Gestiva among influential practitioners will be essential for market acceptance of Gestiva.
Other factors that may affect the market acceptance and commercial success of Gestiva include:

•	the effectiveness of Gestiva, including any side effects, as compared to alternative treatment methods;

•	the product labeling or product insert required by the FDA for Gestiva;

•	the cost-effectiveness of Gestiva and the availability of insurance or other third-party reimbursement for patients using Gestiva;

•	the timing of market entry of Gestiva relative to competitive products;

•	the extent and success of our sales and marketing efforts; and

•	the rate of adoption of Gestiva by physicians and by target patient population.
The failure of Gestiva to achieve market acceptance would prevent us from generating meaningful product revenue from Gestiva.
We have limited experience marketing pharmaceutical products, and will need to develop pharmaceutical sales and marketing capabilities to successfully commercialize Gestiva.
We plan to use our existing sales force to market Gestiva. However, our management and sales force have limited experience in marketing or selling pharmaceutical products. To achieve commercial success for Gestiva, we must invest considerable time and resources in educating and training our management and sales force in pharmaceutical marketing generally, and in the marketing of Gestiva specifically. However, our Gestiva sales and marketing efforts may not be successful or cost-effective. For example, in the event that the commercial launch of Gestiva is delayed due to FDA requirements or other reasons, we may make investments in Gestiva marketing and sales too early relative to the launch of Gestiva. If our Gestiva sales and marketing efforts are not successful, cost-effective and timely, our profitability may be adversely affected.
If we experience delays in the development of new products or delays in planned improvements to our products, our commercial opportunities will be reduced and our future competitive position may be adversely affected.
To improve our competitive position, we believe that we will need to develop new diagnostic and therapeutic products, as well as improve our existing instruments, reagents and ancillary products. Improvements in automation and the number of tests that can be performed in a specified period of time will be important to the competitive position of our products as we market to a broader, perhaps less technically proficient, group of customers. Our ability to develop new products and make improvements in our products may face difficult technological challenges leading to delays in development, particularly as we expand our business beyond diagnostic products. If we are unable to successfully complete development of new products or if we are unable to successfully complete the planned enhancements to our products, in each case without significant delays, our future competitive position may be adversely affected.
If other companies develop and market technologies or products faster than we do, or if those products are more cost effective or useful than our products, our commercial opportunities will be reduced or eliminated.
The extent to which any of our technologies and products achieve and sustain market acceptance will depend on numerous competitive factors, many of which are beyond our control. Competition in the medical device, diagnostic product and pharmaceutical industries is intense and has been accentuated by a rapid pace of technological development.
While no company directly competes with us in our core diagnostic markets, there are other diagnostic techniques currently in use to diagnose the likelihood of preterm birth, such as ultrasound. In addition, other companies may develop new diagnostic products or technologies that could compete with or entirely displace our products and technologies. For example, other biomarkers, including cytokines and other proteins indicative of infection, and proteomics are the subject of research that may yield new products or technologies. The effectiveness of these alternative techniques may improve with time and additional research by clinicians or manufacturers. The medical devices and diagnostic products industries include large diagnostics and life sciences companies. Most of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing, sales and service resources than we do.
Gestiva, if approved for the prevention of recurrent preterm birth, will compete with compounding pharmacies selling 17P for the prevention of preterm birth, such as Wedgewood Pharmacy. We are also aware of another company, Columbia Laboratories, that is currently enrolling patients in a clinical trial for a product candidate for the prevention of preterm birth. Any regulatory exclusivity we obtain with respect to Gestiva will not block the Columbia product candidate, because the product candidate being developed by Columbia contains a different active ingredient and is applied differently than Gestiva.
Some of our actual and potential competitors have more experience than we do in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales.
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
If we or any of our third-party manufacturers for our diagnostic do not operate in accordance with Quality System Regulations, we could be subject to FDA enforcement actions, including the seizure of our products and the halt of our production.
We and any third-party manufacturers that we currently rely on or will rely on in the future for our diagnostic products, including those we rely on to produce components of our products, must continuously adhere to the current good manufacturing practices, or cGMP, set forth in the FDA’s Quality System Regulations, or QSR, and enforced by the FDA through its facilities inspection program. In complying with QSR, we and our third-party manufacturers must expend significant time, money and effort in design and development, testing, production, record keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these specifications and other requirements could result in an FDA enforcement action, including the seizure of products and shutting down of production. We or any of these third-party manufacturers may also be subject to comparable or more stringent regulations of foreign regulatory authorities. In any of these circumstances, our ability to develop, produce and sell our products could be impaired.
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
We rely on a limited number of suppliers for both raw materials and components necessary for the manufacture of our diagnostic products, including our FullTerm, The Fetal Fibronectin Test and TLiIQ System. We acquire all of these components, assemblies and raw materials on a purchase-order basis, which means that the supplier is not required to supply us with specified quantities over a certain period of time or to set aside part of its inventory for our forecasted requirements. If we need alternative sources for key components, assemblies or raw materials for any reason, such components, assemblies or raw materials may not be immediately available. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and delivery of such components, assemblies or raw materials may be delayed. Consequently, if we do not forecast properly, or if our suppliers are unable or unwilling to supply us in sufficient quantities or on commercially acceptable terms, we may not have access to sufficient quantities of these components, assemblies and raw materials on a timely basis and may not be able to satisfy product demand. We may not be able to find an adequate alternative supplier if required, in a reasonable time period, or on commercially acceptable terms, if at all. Our inability to obtain a supplier for the manufacture of our products may force us to curtail or cease operations, which would have a material adverse effect on our product sales and profitability. We also relied upon a fulfillment provider to process orders for our products, coordinate invoicing and collections, as well as ship our products to customers in the United States through September 30, 2005. In the fourth quarter of 2005, we transferred the fulfillment operation back to Adeza. Any problems with this transition may have a material adverse effect on our product sales and profitability.
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
We have no manufacturing capabilities for Gestiva and we may depend on third parties who are single source suppliers to manufacture Gestiva. If these suppliers are unable to continue manufacturing Gestiva and we are unable to contract quickly with alternative sources, our business will be harmed.
We currently have no experience in, and we do not own facilities for, nor do we plan to develop our own facilities for, manufacturing Gestiva. To date, our need for Gestiva has been limited to the amounts required in connection with our Gestiva NDA submission, which includes, among others and stability studies related to Gestiva. We have obtained our supply of Gestiva pursuant to a clinical supply agreement with a contract manufacturer, and we have obtained our supply of the active pharmaceutical ingredient in Gestiva on a purchase order basis. We do not intend to establish our own manufacturing facilities for Gestiva, and we are in the process of negotiating commercial supply agreements with the contract manufacturer and the supplier of the active ingredient. If we are successful in negotiating commercial supply agreements with those parties, each of them may be a single source supplier to us. In the event we are unable, for whatever reason, to obtain Gestiva or the active pharmaceutical ingredient in Gestiva, we may not be able to identify alternate manufacturers able to meet our needs on commercially reasonable terms and in a timely manner, or at all. If we are unable, for whatever reason, to obtain Gestiva from our contract manufacturers, we may not be able to manufacture in a timely manner, if at all.
If our third party manufacturers of Gestiva fail to comply with FDA regulations or otherwise fail to meet our requirements, our product development and commercialization efforts may be delayed.
We depend on third party manufacturers to supply Gestiva. Our suppliers and manufacturers must comply with the FDA’s current Good Manufacturing Practices, or cGMP, regulations and guidelines. Our suppliers and manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. Their failure to follow cGMP or other regulatory requirements and to document their compliance with cGMP may lead to significant delays in the availability of products for commercial use or clinical study or the termination or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for Gestiva.
Failure of our third party suppliers and manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. If the operations of any current or future supplier or manufacturer were to become unavailable for any reason, commercialization of Gestiva could be delayed and our revenue from product sales could be reduced.
If we use a different third-party manufacturer to produce commercial quantities of Gestiva than we used for the studies we conducted in connection with the Gestiva NDA submission, the FDA may require us to conduct a study to demonstrate that the product used in our studies are equivalent to the final commercial product. If we are unable to establish that the product is equivalent, or if the FDA disagrees with the results of our study, commercial launch of Gestiva would be delayed.
We depend on distributors to market and sell our products in overseas markets, and if our foreign distributors fail in their efforts or are unwilling or unable to devote sufficient resources to market and sell our products, our ability to effectively market our products and our business will be harmed.
Our international sales, which totaled $0.2 million for the three months ended March 31, 2006, $1.0 million in the years ended December 31, 2005 and 2004, and $0.8 million in the year ended December 31, 2003, currently depend upon the marketing efforts of and sales by certain distributors in Europe, Australia, the Pacific Rim region and South America. In most instances, our distribution arrangements are governed by short-term purchase orders. We also rely upon certain of these distributors to assist in obtaining product registration and reimbursement approvals in certain international markets, and we may not be able to engage qualified distributors in our targeted markets. The distributors that we are able to obtain may not perform their obligations. If a distributor fails to invest adequate resources and support in promoting our products and training physicians, hospitals and other healthcare providers in the proper techniques for using our products or in awareness of our products, or if a distributor ceases operations, we would likely be unable to achieve significant sales in the territory represented by the distributor. If we decide to market new products abroad, we will likely need to educate our existing or new distributors about these new products and convince them to distribute the new products. If these distributors are unwilling or unable to market and sell our products, we may experience delayed or reduced market acceptance and sales of our products outside the United States. Our failure to engage adequate distributors, or the failure of the distributors to perform their obligations as expected, may harm our ability to effectively market our products and our business.
The regulatory approval process outside the United States varies depending on foreign regulatory requirements and may limit our ability to develop, manufacture and sell our products internationally.
To market any of our products outside of the United States, we and certain of our distributors, are subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for pharmaceutical and diagnostic products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.
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
Our business exposes us to potential product liability claims and field action risks that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical and diagnostic products. We may be unable to avoid product liability claims or field actions, including those based on claims that the use or failure of our products resulted in a misdiagnosis or harm to a patient. Although we believe that our liability coverage is adequate for our current needs, and while we intend to expand our product liability insurance coverage to any products for which we obtain marketing approval, including Gestiva, insurance may be unavailable, prohibitively expensive or may not fully cover our potential liabilities. If we are unable to maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims or field actions, we may be unable to continue to market our products and develop new markets. Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business. A successful product liability claim brought against us in excess of any insurance coverage we have at that time could cause us to incur substantial liabilities, potentially in excess of our total assets, and our business to fail. In addition, we are a specialty company focused on women’s health. We have a narrow customer base that is subject to significant malpractice litigation that may place us at risk of the same. Product liability claims, product field actions or other regulatory proceedings may damage our reputation by raising questions about our products’ safety and efficacy, could significantly harm our reputation, interfere with our efforts to market our products and make it more difficult to obtain the funding and commercial relationships necessary to maintain our business.
If we or others identify side effects after our therapeutic products are on the market, we may be required to perform lengthy additional clinical trials, change the labeling of our products or withdraw our products from the market, any of which would hinder or preclude our ability to generate revenues.
If we or others identify side effects after any of our therapeutic products are on the market:

•	regulatory authorities may withdraw their approvals;

•	we may be required to reformulate our products, conduct additional clinical trials, make changes in labeling of our products or implement changes to or obtain re-approvals of our manufacturing facilities;

•	we may experience a significant drop in the sales of the affected products;

•	our reputation in the marketplace may suffer; and

•	we may become the target of lawsuits, including class action lawsuits.
Any of these events could harm or prevent sales of the affected products or could increase the costs and expenses of commercializing and marketing these products.
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
We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercialization, manufacturing, clinical trials and research and development activities. We believe that our cash and cash equivalents, will be sufficient to meet our operating and capital requirements for at least the next two years. However, our present and future funding requirements will depend on many factors, including, among other things:
•	the level of research and development investment required to maintain and improve our technology position;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the success of our product sales and related collections;

•	our need or decision to acquire or license businesses, products or technologies;

•	maintaining or expanding our manufacturing or commercialization capacity;

•	greater than expected costs associated with Gestiva;

•	competing technological and market developments; and

•	costs relating to changes in regulatory policies or laws that affect our operations.
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
The market for Gestiva may be very competitive because we have no patent protection for Gestiva, and we may not obtain regulatory exclusivity for Gestiva.
There is no United States patent covering either the formulation of 17P, or the use of 17P for the prevention of recurrent preterm birth. Accordingly, we currently have no patent protection with respect to Gestiva.
We will have marketing exclusivity for Gestiva only if we obtain either Orphan Drug designation or three year regulatory exclusivity for Gestiva. As noted above, Gestiva, if approved for the prevention of recurrent preterm birth, will compete with compounding pharmacies selling 17P for the prevention of preterm birth, and, possibly, another company that is developing a product candidate for the prevention of preterm birth. Our present and potential competitors include large compounding pharmacies and major pharmaceutical companies which have considerably greater financial, technical and marketing resources than we do.
Because we have no patent covering the composition of 17P or the use of 17P for the prevention of recurrent pre-term birth, if an NDA covering the use of 17P for another indication is approved by the FDA, physicians could prescribe 17P labeled for other indications for patients at risk for recurrent preterm birth. Monitoring and ensuring that recurrent preterm birth patients receive Gestiva rather than another form of 17P may be difficult and costly.
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
Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially owned in the aggregate approximately 34% of our common stock as of March 31, 2006. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to our stockholders.
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
Our stock price has been volatile. From December 10, 2004, the date of our initial public offering, through May 8, 2005, our stock has traded as high as $23.35 and as low as $10.97. The market price of our common stock may fluctuate substantially due to a variety of factors, including:
•	media reports and publications and announcements about women’s health and cancer diagnostic products or new cancer treatments or innovations that could compete with our products;

•	new regulatory pronouncements, changes in regulatory guidelines, such as adverse changes in reimbursement for women’s health and cancer diagnostic products, and the timing of regulatory approvals concerning the products in our pipeline;

•	market conditions or trends related to the medical devices and diagnostic products industries or the market in general;

•	changes in financial estimates or recommendations by securities analysts;

•	the seasonal nature of our revenues and expenses;

•	analysts’ perceptions of our ability to compete successfully in both the diagnostic and therapeutic businesses;

•	variations in our quarterly operating results; and

•	changes in accounting principles.
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
During the three months ended March 31, 2006, we spent (i) approximately $6.0 million of the proceeds from the offering on sales and marketing efforts, (ii) approximately $1.7 million on research and development activities related to product development, clinical trials and regulatory approvals for additional indications for our Fetal Fibronectin Test, and (iii) approximately $2.3 million on other general corporate purposes. The remaining proceeds from the offering have been placed in temporary investments of marketable securities for future use as needed.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Gestiva
General. We have submitted a New Drug Application, or NDA, with the FDA for Gestiva™, our product candidate to prevent preterm birth in women with a history of preterm birth, which is known as recurrent preterm birth.
Clinical Study. Our NDA submission includes data from a randomized, double-blind, placebo-controlled clinical study conducted by the National Institute of Child Health and Human Development, or NICHD, and published in the New England Journal of Medicine in 2003. Data from this study demonstrated a 34% reduction in the rate of recurrent preterm birth among women who were treated with the active ingredient in Gestiva, an injectable long-acting, naturally occurring form of progesterone known as 17 alpha-hydroxyprogesterone caproate, or 17P, as compared to placebo. NICHD, which is one of the National Institutes of Health, used 17P in a multi-center trial that enrolled 463 women with a prior history of preterm birth. Patients were enrolled at 16 to 21 weeks of gestation and randomly assigned to receive weekly injections of 17P or placebo. The most common side effects were local injection-site reactions. Treatment continued until delivery or 36 weeks of gestation, resulting in a reduction in the preterm birth rate of 34% among women treated with 17P. In addition, infants born to women treated with 17P had significantly lower rates of necrotizing enterocolitis, intraventricular hemorrhage, supplemental oxygen need, and days of respiratory therapy.
Priority Review. We have requested priority review for the Gestiva NDA, which if granted, would set a six month goal for FDA review of the NDA. Priority review may be granted by the FDA if the subject drug product, if approved, would be a significant improvement compared to marketed approved products in the treatment, diagnosis, or prevention of a disease. At present, no drug product is approved by the FDA for the prevention of recurrent preterm birth. There is no effective NDA covering 17P for any indication. 17P was previously approved and marketed for various indications such as uterine cancer. Currently, the only commercially available source of 17P is compounding pharmacies, which are not required to follow strict FDA guidelines covering manufacturing, product quality and labeling.
Orphan Drug Designation; Regulatory Exclusivity. We have submitted an application to the FDA requesting Orphan Drug designation for Gestiva. The FDA Orphan Drug designation is reserved for promising new therapies being developed to treat life-threatening or very serious diseases that affect fewer than 200,000 people in the U.S. The Orphan Drug Act guarantees market exclusivity from any other companies, other than potentially compounding pharmacies, which are not regulated by the FDA for the FDA approved indication for seven years to the first sponsor that obtains market approval for an orphan-designated product. There can be no assurance that our Orphan Drug designation request will be approved.

If the FDA approves the Gestiva NDA but does not approve our Orphan Drug application for Gestiva, we may be granted regulatory exclusivity for three years from approval of the Gestiva NDA because the use of 17P for the prevention of recurrent preterm birth would be a new indication of a previously approved active ingredient. An award of three years of exclusivity to a drug product means that the FDA cannot approve an application submitted under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act or an abbreviated new drug application for the same product for the same indication for three years. To obtain three-year exclusivity, the NDA covering a subject drug must include reports of new clinical investigations conducted by the sponsor that are essential to FDA approval of the new indication or dosage form. As we may not meet the guidelines for obtaining exclusivity there can be no assurance that we will receive three years of exclusivity.
Marketing. If Gestiva is approved for marketing in the United States, we plan to use our existing sales force to market the product.
Manufacturing. To date, our need for Gestiva has been limited to the amounts required in connection with our Gestiva NDA submission, which includes, among others, stability and toxicology studies related to Gestiva. We have obtained our supply of Gestiva pursuant to a clinical supply agreement with a contract manufacturer, and we have obtained our supply of the active pharmaceutical ingredient in Gestiva on a purchase order basis. We do not intend to establish our own manufacturing facilities for Gestiva, and we are in the process of negotiating commercial supply agreements with the contract manufacturer and the supplier of the active ingredient. If we are successful in negotiating commercial supply agreement with those parties, each of them may be a single source supplier to us. In the event we are unable, for whatever reason, to obtain Gestiva or the active pharmaceutical ingredient in Gestiva, we may not be able to identify alternate manufacturers able to meet our needs on commercially reasonable terms and in a timely manner, or at all.
Intellectual Property. There is no United States patent covering either the formulation of 17P, or the use of 17P for the prevention of recurrent preterm birth. Accordingly, we currently have no patent protection with respect to Gestiva. We will have marketing exclusivity for Gestiva only if we obtain either Orphan Drug designation or three year regulatory exclusivity, as described above under “Orphan Drug Designation; Regulatory Exclusivity”.
Competition. Gestiva, if approved for the prevention of recurrent preterm birth, will compete with compounding pharmacies selling 17P for the prevention of preterm birth, such as Wedgewood Pharmacy. We are also aware of another company, Columbia Laboratories, that is developing a product candidate for the prevention of preterm birth and is currently enrolling patients in a clinical trial. Any regulatory exclusivity we obtain with respect to Gestiva will not block the Columbia product candidate, because the product candidate being developed by Columbia is a vaginal gel formulation with progesterone. In addition, other forms of progesterone administration could be developed. Our present and potential competitors include large compounding pharmacies and major pharmaceutical companies which have considerably greater financial, technical and marketing resources than we do.
As noted above, although we may receive regulatory exclusivity for the use of 17P for the prevention of recurrent preterm birth, we do not have a patent covering the composition of 17P or the use of 17P for the prevention of recurrent pre-term birth. If an NDA covering the use of 17P for another indication is approved by the FDA, physicians could prescribe 17P labeled for other indications for patients at risk for recurrent preterm birth. Monitoring and ensuring that recurrent preterm birth patients receive Gestiva rather than another form of 17P may be difficult and costly.
United States Government Regulation. Prescription pharmaceutical products and product candidates such as Gestiva are subject to extensive pre- and post-market regulation, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, distribution, record keeping, advertising, and promotion of the products under the Federal Food, Drug and Cosmetic Act. The process of complying with federal and state statutes and regulations in order to obtain the necessary approvals and subsequently complying with federal and state statutes and regulations involves significant time and expense.
The Gestiva NDA must be approved by the FDA prior to commercialization. The FDA reviews all NDAs submitted before it accepts them for filing. The Gestiva NDA has not been accepted for filing. If the agency accepts an NDA for filing, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not meet regulatory approval criteria. The FDA may seek the input and recommendations of a public advisory committee of outside experts in its review of an NDA. FDA approval may not be granted on a timely basis, or at all.

If the FDA approves an NDA, the subject drug becomes available for physicians to prescribe in the United States. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards is not maintained. The drug developer must submit periodic reports to the FDA. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or product removal. Product approvals may be withdrawn if problems with safety or efficacy occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the long term safety and effectiveness of approved products in larger populations, and may limit further marketing of the product based on the results of these post-market studies.
Facilities used to manufacture drugs are subject to periodic inspection by the FDA and other authorities where applicable, and must comply with current Good Manufacturing Practices regulations, or cGMP. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product.
With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has very broad enforcement authority under the Federal Food, Drug and Cosmetic Act, and failure to abide by these regulations can result in penalties including the issuance of a warning letter directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.
In addition to studies requested by the FDA after approval, a drug developer may conduct other trials and studies to explore use of the approved product for treatment of new indications. The purpose of these trials and studies and related publications is to broaden the application and use of the drug and its acceptance in the medical community. Data supporting the use of a drug for these new indications must be submitted to the FDA in a new or supplemental NDA that must be approved by the FDA before the drug can be marketed for the new indications. Even if the Gestiva NDA is approved, other drug developers may conduct trials on 17P for recurrent preterm birth or other indications.
Regulatory Approvals outside the United States. We have not started the regulatory approval process for Gestiva in any jurisdiction other than the United States and we are unable to estimate when, if ever, we will commence the regulatory approval process in any foreign jurisdiction. We will have to complete an approval process similar to the U.S. approval process in foreign target markets for Gestiva before we can commercialize it in those countries. The approval procedure and the time required for approval vary from country to country and can involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. Regulatory approval of prices is required in most countries other than the United States. The prices approved may be too low to generate an acceptable return to us.
Quest Diagnostics
We have entered into an arrangement with Quest Diagnostics Incorporated, the nation’s leading provider of diagnostic testing, information and services, whereby Quest Diagnostics is offering national reference laboratory service for FullTerm, The Fetal Fibronectin Test, to physicians and obstetric healthcare professionals. Through its network of laboratories and patient service centers, Quest Diagnostics will collect fetal fibronectin test samples directly from physicians’ offices and clinics throughout the United States.
Item 6. Exhibits

Exhibit
number	Description
31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended of Emory V. Anderson.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended of Mark D. Fischer-Colbrie.

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 of Mark D. Fischer-Colbrie.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May 2006.

ADEZA BIOMEDICAL CORPORATION

By:	/s/ Emory V. Anderson Emory V. Anderson
President and Chief Executive Officer

By:	/s/ Mark D. Fischer-Colbrie Mark D. Fischer-Colbrie
Vice President, Finance and Administration and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
number	Description
31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended of Emory V. Anderson.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended of Mark D. Fischer-Colbrie.

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 Mark D. Fischer-Colbrie.