Form 10-Q
period 2006-06-30
ADEZA BIOMEDICAL CORP
filed 2006-08-07
CIK 902482

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from            to
Commission file number: 000 — 20703
Adeza Biomedical Corporation
(Exact name of Registrant as specified in its charter)

Delaware	77-0054952
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1240 Elko Drive, Sunnyvale, California	94089
(Address of principal executive offices)	(zip code)
(408) 745-0975
(Registrant’s telephone number, including area code)
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
          Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of August 1, 2006, 17,484,767 shares of the registrant’s common stock were outstanding.

          Adeza Biomedical Corporation Trademarks and Registered Trademarks are trademarks of Adeza. Our trademarks and trade names include the stylized A, Adeza®, E-tegrity® Test, SalEst®, FullTerm™, Gestiva™ and TLiIQ® System. Other service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

PART I— FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
ADEZA BIOMEDICAL CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$93,357	$89,722
Accounts receivable, net	9,173	9,182
Inventories	965	849
Prepaid expenses and other current assets	504	292
Current deferred tax asset	4,929	4,929

Total current assets	108,928	104,974

Property and equipment, net	419	348
Noncurrent deferred tax asset	193	193
Intangible assets, net	104	128

Total assets	$109,644	$105,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,287	$1,994
Accrued compensation	2,588	2,216
Accrued royalties	1,411	1,427
Other accrued liabilities	1,813	1,246
Taxes payable	1,284	1,322
Deferred revenue	32	33

Total current liabilities	9,415	8,238

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 17,482 and 17,376 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	17	17
Additional paid-in capital	132,096	132,432
Deferred compensation	—	(2,604)
Accumulated other comprehensive income	13	—
Accumulated deficit	(31,897)	(32,440)

Total stockholders’ equity	100,229	97,405

Total liabilities and stockholders’ equity	$109,644	$105,643

     (1) — Derived from the December 31, 2005 audited financial statements included in the Annual Report on Form 10-K of Adeza Biomedical Corporation for fiscal year 2005.
See accompanying notes to condensed financial statements.

ADEZA BIOMEDICAL CORPORATION
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Product sales	$13,029	$10,634	$23,822	$20,244
Cost of product sales	1,907	1,429	3,662	2,856

Gross profit	11,122	9,205	20,160	17,388

Operating costs and expenses:
Sales and marketing	7,416	4,787	13,461	9,512
General and administrative	2,160	1,867	4,462	3,404
Research and development	1,600	1,213	3,273	2,077

Total operating costs and expenses	11,176	7,867	21,196	14,993

Income (loss) from operations	(54)	1,338	(1,036)	2,395
Interest income	1,128	593	2,122	1,073

Income before provision for income taxes	1,074	1,931	1,086	3,468
Provision for income taxes	537	102	543	183

Net income	$537	$1,829	$543	$3,285

Net income per share:
Basic	$0.03	$0.11	$0.03	$0.20

Diluted	$0.03	$0.10	$0.03	$0.18

Shares used to compute net income per share:
Basic	17,467	16,755	17,442	16,707

Diluted	18,128	17,697	18,187	17,762

See accompanying notes to condensed financial statements.

ADEZA BIOMEDICAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$543	$3,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107	94
Stock-based compensation expense	1,873	483
Changes in operating assets and liabilities:
Accounts receivable	9	(1,463)
Inventories	(116)	(181)
Prepaid expenses and other assets	(199)	(30)
Accounts payable	293	(375)
Accrued compensation	372	(316)
Accrued royalties	(16)	200
Other accrued liabilities	529	901
Deferred revenue	(1)	4

Net cash provided by operating activities	3,394	2,602

Cash flows from investing activities:
Purchases of property and equipment	(154)	(117)

Net cash used in investing activities	(154)	(117)

Cash flows from financing activities:
Net proceeds from issuances of common stock	395	356

Net cash provided by financing activities	395	356

Net increase in cash and cash equivalents	3,635	2,841
Cash and cash equivalents at beginning of period	89,722	80,118

Cash and cash equivalents at end of period	$93,357	$82,959

Supplemental cash flow information
Cash paid for income taxes	$94	$252

See accompanying notes to condensed financial statements.

ADEZA BIOMEDICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND BUSINESS
          Adeza Biomedical Corporation (“Adeza” or the “Company”) is a Delaware corporation which was originally incorporated in the state of California on January 3, 1985 and reincorporated in Delaware in 1996. Adeza is engaged in the design, development, manufacturing, sales, and marketing of products for women’s health worldwide. The Company’s initial focus is on reproductive healthcare, using its proprietary technologies to predict preterm birth and assess infertility. The Company’s products consist of:
•	The TLiIQ® System and FullTerm™, The Fetal Fibronectin Test, which are used to assess the risk of preterm birth in pregnant women.

•	The E-tegrity® Test, which is used to determine the feasibility of embryo implantation in patients with infertility who are candidates for in vitro fertilization (“IVF”).
All of the Company’s assets are located in the U.S.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
          The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and applicable Securities and Exchange Commission rules and regulations for interim financial reporting. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods. The accompanying condensed financial statements and related notes should be read in conjunction with the Company’s audited financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.
Use of Estimates
          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Stock-Based Compensation
          Beginning as of January 1, 2006 the Company accounts for its employee stock option plans under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. The fair value of the Company’s stock options was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of stock-based awards is amortized over the vesting period of the award. The Company has elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continues to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R. The Company makes quarterly assessments of the adequacy of its tax credit pool to determine if there are any deficiencies which require recognition in its condensed statements of operations. Prior to adoption of SFAS No. 123R, the Company accounted for its stock option plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25” and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-

Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. Pro forma net income and pro forma net income per share disclosed in the footnotes to the Company’s condensed financial statements were estimated using a Black-Scholes option valuation model.
Recent Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to FASB Statement 109, Accounting for Income Taxes. Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 at the beginning of its fiscal year 2007. Differences between the amounts recognized in the statements of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations, financial position or cash flows.
3. INVENTORIES
          Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2006	2005
Raw materials	$527	$386
Work in process	259	197
Finished goods	179	266

	$965	$849

4. INTANGIBLE ASSETS
          Intangible assets are comprised entirely of purchased patents. The following table sets forth the carrying amount of amortizable intangible assets (in thousands):

	As of	As of
	June 30,	December 31,
	2006	2005
Gross carrying amount	$240	$240
Less: accumulated amortization	136	112

Net carrying amount	$104	$128

          Intangible assets are amortized on a straight line basis over their estimated useful lives of five years. Amortization expense is expected to be $48,000 per year in 2006 and 2007 and $32,000 for the year ending December 31, 2008.

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
          The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income	$537	$1,829	$543	$3,285

Denominator:
Weighted-average number of common shares used in basic earnings per share	17,467	16,755	17,442	16,707
Effect of dilutive securities:
Stock options	583	863	664	974
Warrants	78	79	81	81

Dilutive potential common shares	661	942	745	1,055

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	18,128	17,697	18,187	17,762

Net income per share:

Basic	$0.03	$0.11	$0.03	$0.20

Diluted	$0.03	$0.10	$0.03	$0.18

          For the three and six months ended June 30, 2006 options to purchase approximately 0.4 million and 0.3 million shares, respectively, of common stock with exercise prices greater than the average fair market value of the Company’s stock of $15.92 and $18.37, respectively, were excluded from the diluted net loss per share calculation because the effect would have been antidilutive. Comparatively, for the three and six months ended June 30, 2005 options to purchase approximately 0.9 million and 0.8 million shares, respectively, of common stock with exercise prices greater than the average fair market value of the Company’s stock of $12.81 and $14.05, respectively, were excluded from the diluted net loss per share calculation because the effect would have been antidilutive.
6. COMPREHENSIVE INCOME
          Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.
          The Company’s comprehensive income includes net income and unrealized gains on available-for-sale securities, comprised of commercial papers with maturities of less than three months, and is reflected as a component of stockholders’ equity. The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$537	$1,829	$543	$3,285
Unrealized gain on available-for-sale securities, net of tax	—	—	13	—

Comprehensive income	$537	$1,829	$556	$3,285

7. STOCK-BASED COMPENSATION
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
Prior to the Adoption of SFAS No. 123R
          Prior to the adoption of SFAS No. 123R, the Company provided disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” $0.2 million and $0.4 million of employee stock-based compensation expense was reflected in net income for the three and six months ended June 30, 2005, respectively.
          During the preparation of the notes to the consolidated condensed financial statements for the three months ended March 31, 2006, the Company determined that the calculation of its pro forma net income reported under SFAS 123 for the year ended December 31, 2005, as previously reported, was understated primarily as a result of an incorrect change in the fair value calculation (and, therefore, the amortization expense related to) options granted in August 2004. Accordingly, pro forma net income reported under SFAS 123 for the three and six month periods ended June 30, 2005, presented in the tables below, was revised. These revisions had no effect on the Company’s previously reported results of operations or financial condition. The stock-based employee and director compensation expense previously reported for the three and six month periods ended June 30, 2005 was $0.7 million and $1.3 million and the pro forma net income previously reported for the three and six month periods ended June 30, 2005 was $1.4 million and $2.5 million, respectively.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands, except per share amounts)	2005	2005
Net income:
As reported	$1,829	$3,285
Add: Total stock based employee and director compensation expense determined under intrinsic value method for all awards	222	448
Less: Total stock based employee and director compensation expense determined under the fair value method for all awards	(1,365)	(2,841)

Pro forma net income	$686	$892

Reported net income per share:
Basic	$0.11	$0.20
Diluted	$0.10	$0.18

Pro forma net income per share:
Basic	$0.04	$0.05
Diluted	$0.04	$0.05

Shares used to compute net loss per share:
Basic	16,755	16,707
Diluted	17,697	17,762

Impact of Adoption of SFAS No. 123R
          The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R. Under that transition method, compensation costs recognized in the three and six months ended June 30, 2006, include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
          In the three and six months ended June 30, 2006, we recognized compensation expense in connection with the adoption of FAS 123R of $0.9 million and $1.8 million, respectively. Diluted earnings per share was reduced by $0.03 and $0.05 for the three and six months ended June 30, 2006 as a result of the Company’s adoption of FAS 123R. As of June 30, 2006 the stock-based compensation capitalized as inventory was minimal.
          As a result of adoption FAS 123R, the Company’s income before income taxes and net income for the three months ended June 30, 2006 are $0.7 million and $0.4 million lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25.
Equity Incentive Program
          The Company’s equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. At June 30, 2006, the equity incentive program consisted of the 2004 Equity Incentive Plan (the 2004 Plan). Under the 2004 Plan, options, stock appreciation rights, stock purchase rights and restricted stock may be issued to employees, officers, directors, and consultants of Adeza. The 2004 Plan permits the grant of share options for up to 1,875,000 shares of common stock. The maximum number of shares shall be increased annually on January 1 of each year by a number of shares equal to the lesser of (a) three percent of the number of shares issued and outstanding on the immediately preceding December 31, (b) 525,000 Shares, and (c) a number of Shares set by the Board. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100% of fair value of Adeza’s common stock on the date of grant. Generally, these options vest ratably over four years and have a term of 10 years. No restricted stock, stock appreciation or purchase rights have been issued as of June 30, 2006.
          The following table provides certain information with respect to the 2004 Plan, which was in effect as of June 30, 2006:

Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of		Compensation Plan
	Securities to be		(Excluding
	Issued upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Reflected in
	Outstanding Options	Outstanding Options	Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	1,633,408	$9.26	2,486,091
          The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Expected volatilities used in 2006 are based on volatilities from the Company’s peer group, which is consistent with the technique the Company used prior to the adoption of SFAS No. 123R. Due to the Company’s short public trading history the Company determined that the use of a peer group is more reflective of market conditions and a better indicator of expected volatility than a historical volatility. The Company uses historical data to estimate the expected option forfeiture rate. The expected term of options granted is derived from analysis of the Company’s peer group and historical data. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the end of the reporting period. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future.
          The fair value of stock options granted to employees in the three and six months ended June 30, 2006 and June 30, 2005 was estimated at the date of grant using the Black-Scholes model using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected volatility	60%	75%	65%	75%
Risk-free interest rate	5.17%	3.72%	5.0%	4.01%
Expected term (in years)	5.0	4.0	5.0	4.0
Dividends	—	—	—	—
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
          The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

			Weighted-	Weighted-Average	Aggregate
	Available	Options	Average	Remaining Contract	Intrinsic Value
	for Grant	Outstanding	Exercise Price	Term (in years)	(in thousands)
Balance at December 31, 2005	2,035,208	1,668,688	$8.53	—	—

Shares authorized	521,290	—	—	—	—
Options granted	(85,600)	85,600	17.28	—	—
Options exercised		(105,687)	3.74	—	—
Options forfeited	15,193	(15,193)	12.68	—	—

Balance at June 30, 2006	2,486,091	1,633,408	$9.26	7.2	$9,125

Vested and expected to vest at June 30, 2006		1,577,779	$9.10	7.2	$9,023

Exercisable at June 30, 2006		934,608	$6.29	6.2	$7,547

          The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.02 as of June 30, 2006, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. Stock options that expired during the six months ended June 30, 2006 were minimal.
          The weighted average grant date fair value of options granted during the three months ended June 30, 2006 was $8.29 per share. The total intrinsic value of options exercised during the three month period ended June 30, 2006 was approximately $0.4 million. The total cash received from employees as a result of stock option exercises during the three months ended June 30, 2006 was approximately $0.1 million. In connection with these exercises, the tax benefits realized by the Company for the three months ended June 30, 2006 was minimal.
          The Company settles employee stock option exercises with newly issued common shares.

          As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $5.3 million and will be recognized over an estimated weighted average amortization period of 1.4 years.
          The Company makes quarterly assessments of the adequacy of its tax credit pool to determine if there are any deficiencies which require recognition in its condensed statements of operations.
8. PROVISION FOR INCOME TAXES
          The Company recorded a provision for income taxes of $0.5 million for the three months ended June 30, 2006, related to federal and state taxes, compared to a provision for income taxes of $0.1 million for the three months ended June 30, 2005. The Company’s effective tax rate for the three months ended June 30, 2006 and 2005 was 50.0% and 5.3%, respectively. The Company recorded a provision for income taxes of $0.5 million for the six months ended June 30, 2006, related to federal and state taxes, compared to a provision for income taxes of $0.2 million for the six months ended June 30, 2005. The Company’s effective tax rate for the six months ended June 30, 2006 and 2005 was 50.0% and 5.3%, respectively. For the three months ended June 30, 2006 and 2005, the provision for income taxes is based on the Company’s annual effective tax rate in compliance with SFAS 109. The annual effective tax rate was calculated on the basis of the Company’s expected level of profitability that results in federal and state income taxes. To the extent the Company’s expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. For the three months ended June 30, 2006, the difference between the provision for income tax that would be derived by applying the statutory rate to the Company’s income before tax and the provision actually recorded is primarily due to the impact of non-deductible 123R stock option compensation expenses. For the three months ended June 30, 2005, the difference between the provision for income tax that would be derived by applying the statutory rate to the Company’s income before tax and the provision actually recorded is primarily due to the benefit of operating loss carryforwards that reduced the provision to federal alternative minimum tax and state income tax. Excluding the effects of FAS123R, the Company’s tax rate would be closer to the statutory rate.
          The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and, if necessary, the Company adjusts the amount of such allowance. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The Company assessed its deferred tax assets at the end of 2005, as well as the end of the first and second quarters of 2006, and determined that it was more likely than not that the Company would be able to realize approximately $5,122,000 of net deferred tax assets based upon its forecast of future taxable income and other relevant factors. Changes to the realization of the net deferred tax assets would have an impact to the Company’s tax provision and in turn would affect net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, without limitation, statements regarding expected financial results, tax rates and stock-based compensation expense, the expansion of products, markets and offerings and additional product indications. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors described under “Risk Factors” below and those described under “Business” set forth in Part I of our Annual Report on Form 10-K for the year-ended December 31, 2005.
BUSINESS OVERVIEW
          We design, develop, manufacture and market innovative products for women’s health. Our initial focus is on reproductive healthcare, using our proprietary technologies to predict preterm birth and assess infertility. Our principal product is a patented diagnostic test FullTerm™, The Fetal Fibronectin Test, that utilizes a single-use, disposable cassette and is analyzed on our patented instrument, the TLiIQ® System. This FDA-approved product is designed to objectively determine a woman’s risk of preterm birth by detecting the presence of a specific protein, fetal fibronectin, in vaginal secretions during pregnancy. We began selling our single-use, disposable FullTerm™, The Fetal Fibronectin Test in 1999 and launched our second-generation system, the TLiIQ® System, in 2001. Sales of TLiIQ® Systems to hospital and clinical laboratories allow healthcare providers access to our FullTerm™, The Fetal Fibronectin Test, resulting in the potential for better patient care and for significant cost savings by avoiding unnecessary medical treatment. We have also submitted to the FDA a New Drug Application, or NDA, for Gestiva™ (17 alpha-hydroxyprogesterone caproate injection 250 mg/ml), our product candidate to prevent preterm birth in women who have a history of preterm delivery.
          We believe the key factors underlying our growth since 1999 include greater healthcare provider acceptance, demonstrated cost savings from the use of our tests, expanded reimbursement coverage by insurance companies, expansion of our sales force and increased marketing efforts. Continued growth in test volume and revenue will depend on the above and a number of factors, including placing additional TLiIQ® Systems in hospitals and clinical laboratories, increasing utilization of existing TLiIQ® Systems, increasing healthcare provider acceptance for other FDA-approved uses of the product and developing additional applications or products.
Recent Business Developments
Gestiva™
          On May 4, 2006, we announced our submission of a New Drug Application, or NDA, with the FDA for Gestiva™, our product candidate to prevent preterm birth in women with a history of preterm birth. Gestiva is an injectable long-acting form of a naturally occurring progesterone. On June 5, 2006, we announced that our Gestiva NDA was granted priority review status by the FDA. A priority review designation set a six month goal date, which will be on October 20, 2006, for FDA response to the NDA. Priority review is granted by the FDA if the subject drug product, if approved, would be a significant improvement compared to marketed approved products in the treatment, diagnosis, or prevention of a disease. On July 6, 2006, we announced that our Gestiva NDA was accepted for filing by the FDA. We have also submitted an application to the FDA requesting Orphan Drug designation for Gestiva. The FDA Orphan Drug designation is reserved for promising new therapies being developed to treat life-threatening or very serious diseases that affect fewer than 200,000 people in the United States. On July 18, 2006, we announced that our Gestiva NDA will be reviewed by the Reproductive Health Drugs Advisory Committee to the FDA on August 29, 2006. At present, no drug product is approved by the FDA for the prevention of preterm birth in women who have a history of preterm delivery. If Gestiva is approved for marketing in the United States, we plan to use our existing sales force to market the product to the same physicians to whom we market FullTerm™, The Fetal Fibronectin Test, thereby leveraging our direct sales efforts.

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
Stock-Based Compensation
          Beginning as of January 1, 2006 we account for our employee stock option plans under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. The fair value of our stock options was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of stock-based awards is amortized over the vesting period of the award. We have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R. We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our condensed statements of operations. Prior to adoption of SFAS No. 123R, we accounted for our stock option plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25” and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. Pro forma net income and pro forma net income per share disclosed in the footnotes to our condensed financial statements were estimated using a Black-Scholes option valuation model. For more information, see Note 7 in the Notes to the Consolidated Financial Statements, “Stock-Based Compensation.”
RESULTS OF OPERATIONS
Product Sales
          Our product sales are derived primarily from the sale of our disposable FullTerm™, The Fetal Fibronectin Test. In addition, we derive a small portion of our revenues from the sale of TLiIQ® Systems and other consumables. We currently use distributors for sales outside of the United States and Canada. Our business has been in the past and may continue to be seasonal and is affected by customer ordering patterns, which may involve quarterly or semi-annual orders, as well as other factors which may cause quarterly variances in our sales. As a result, our sales may not increase in sequential quarters and our net income may fluctuate significantly.
          The following is a summary of product sales for the three months and six months ended June 30, 2006 and June 30, 2005:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Product sales	$13,029	$10,634	22.5%	$23,822	$20,244	17.7%

          The $2.4 million increase in product sales in the three months ended June 30, 2006, compared to the three months ended June 30, 2005 was entirely attributable to increased sales volume of our Fetal Fibronectin Test cassettes. The $3.6 million increase in product sales in the six months ended June 30, 2006, compared to the six months ended June 30, 2005 was primarily attributable to increased sales volume of our Fetal Fibronectin Test cassettes, which was partially offset by slight decreases in sales from other products.
          Geographic sales information is based on the location of the end customer. The following is a summary of product sales by geographic region for the three months and six months ended June 30, 2006 and June 30, 2005:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
United States	$12,689	$10,405	22.0%	$23,260	$19,812	17.4%
Percentage of total product sales	97.4%	97.8%		97.6%	97.9%

International	$340	$229	48.5%	$562	$432	30.1%
Percentage of total product sales	2.6%	2.2%		2.4%	2.1%
          International sales, as well as sales in the United States, remained relatively consistent as a percentage of total product sales for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. We expect international sales, as a percentage of total product sales, to remain relatively consistent for the remainder of the year ending December 31, 2006.
Cost of Product Sales
          Our cost of product sales represents the cost of materials, direct labor and overhead associated with the manufacture of our products, and delivery charges, lab services and royalties. The following is a summary of cost of product sales for the three months and six months ended June 30, 2006 and June 30, 2005:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Cost of product sales	$1,907	$1,429	33.4%	$3,662	$2,856	28.2%
Percentage of product sales	14.6%	13.4%		15.4%	14.1%
          The increase in cost of product sales in the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005 was primarily due to the increase in sales volume over the respective periods and partially due to stock-based compensation expense associated with the adoption of SFAS No. 123R on January 1, 2006.
Royalties
          We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty costs are generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. The following is a summary of royalty costs for the three months and six months ended June 30, 2006 and June 30, 2005:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Royalty costs	$777	$645	20.5%	$1,445	$1,238	16.7%
Percentage of product sales	6.0%	6.1%		6.1%	6.1%

          The increase in royalty costs in the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005 was primarily due to the increase in sales volume over the respective periods. As a percentage of product sales, royalty costs remained relatively consistent for the three and six months ended June 30, 2006 and 2005. Although royalty costs as a percentage of product sales is expected to fluctuate as it is dependent on several factors, including the level and type of sales and the level of allowed deductions, we believe royalty costs as a percentage of product sales will remain below 7.5% for the year ended December 31, 2006, assuming no new licenses involving royalties are required.
Gross Profit

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Gross profit	$11,122	$9,205	20.8%	$20,160	$17,388	15.9%
Percentage of product sales	85.4%	86.6%		84.6%	85.9%
          The decrease in gross margins, or gross profit as a percentage of sales, in the three and six months ended June 30, 2006, compared to the three months ended June 30, 2005, was primarily due to slight changes in average selling price and partially due to stock-based compensation expense associated with the adoption of SFAS No. 123R on January 1, 2006.
Sales and Marketing
          Sales and marketing expenses consist primarily of sales and marketing personnel and sales force incentive compensation and costs related to travel, tradeshows, promotional materials and programs, advertising and healthcare provider education materials and events.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Sales and marketing expenses	$7,416	$4,787	54.9%	$13,461	$9,512	41.5%
Percentage of product sales	56.9%	45.0%		56.5%	47.0%
          The $2.6 million increase in sales and marketing expenses in the three months ended June 30, 2006, compared to the three months ended June 30, 2005 was primarily attributable to (i) an increase of $1.5 million related to the expansion of our direct sales force and associated costs, (ii) an increase of $0.7 million in marketing expenses due to the timing of certain programs, and (iii) an increase of $0.4 million in stock-based compensation expense, primarily associated with the adoption of SFAS No. 123R on January 1, 2006.
          The $3.9 million increase in sales and marketing expenses in the six months ended June 30, 2006, compared to the six months ended June 30, 2005 was primarily attributable to (i) an increase of $2.6 million related to the expansion of our direct sales force and associated costs, (ii) an increase of $0.8 million in stock-based compensation expense, primarily associated with the adoption of SFAS No. 123R on January 1, 2006, and (iii) an increase of $0.5 million in marketing expenses due to the timing of certain programs.

          We expect our selling and marketing expenditures to increase as we continue our efforts to increase our market penetration and commence any marketing and selling efforts related to Gestiva. We also expect our employee related costs to increase, including stock-based compensation expense.
General and Administrative
          Our general and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology and corporate administration functions. Other costs include facility costs, professional fees for legal and accounting services including patent expenses.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
General and administrative expenses	$2,160	$1,867	15.7%	$4,462	$3,404	31.1%
Percentage of product sales	16.6%	17.6%		18.7%	16.8%
          The $0.3 million increase in general and administrative expenses in the three months ended June 30, 2006, compared to the three months ended June 30, 2005 was primarily attributable to (i) an increase of $0.4 million in costs associated with operating as a public company, including personnel costs, professional services related to audit and tax and other general costs, and (ii) an increase of $0.2 million in stock-based compensation expense, primarily associated with the adoption of SFAS No. 123R on January 1, 2006. This increase was partially offset by a decrease of $0.3 million in legal fees and facility costs.
          The $1.1 million increase in general and administrative expenses in the six months ended June 30, 2006, compared to the six months ended June 30, 2005 was primarily attributable to (i) an increase of $0.9 million in costs associated with operating as a public company, including personnel costs, professional services related to audit and tax and other general costs, and (ii) an increase of $0.5 million in stock-based compensation expense, primarily associated with the adoption of SFAS No. 123R on January 1, 2006. This increase was partially offset by a decrease of $0.3 million in legal fees and facility costs.
          We expect our general and administrative expenses to increase primarily related to continuously increasing costs associated with being a public company and anticipated increased headcount. We also expect our employee related costs to increase, including stock-based compensation expense.
Research and Development
          Our research and development expenses consist of costs incurred for company-sponsored and collaborative research and development activities. These expenses consist primarily of direct and research-related allocated overhead expenses such as facilities costs, salaries and benefits, and material and supply costs and include costs associated with clinical trials.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Research and development expenses	$1,600	$1,213	31.9%	$3,273	$2,077	57.6%
Percentage of product sales	12.3%	11.4%		13.7%	10.3%

          The increase in research and development expenses in the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, was primarily attributable to an increase in costs associated with our continued product development efforts, including costs related to Gestiva, our drug candidate for the prevention of preterm birth in women who have a history of preterm delivery.
          We expect that our research and development costs will increase as a result of our continued product development efforts. We also expect our employee-related costs to increase, including stock-based compensation expense.
Interest Income
          Interest income consists primarily of interest income generated from our investments in commercial paper, money market funds and repurchase agreements.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Interest income	$1,128	$593	90.2%	$2,122	$1,073	97.8%
Percentage of product sales	8.7%	5.6%		8.9%	5.3%
          The increase in interest income in the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, was primarily attributable to an increase in the levels of cash and cash equivalents, as well as higher average interest rates.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Provision for income taxes	$537	$102	426.5%	$543	$183	196.7%
Percentage of product sales	4.1%	1.0%		2.3%	0.9%

          We recorded a provision for income taxes of $0.5 million for the three months ended June 30, 2006, related to federal and state taxes, compared to a provision for income taxes of $0.1 million for the three months ended June 30, 2005. Our effective tax rate for the three months ended June 30, 2006 and 2005 was 50.0% and 5.3%, respectively. We recorded a provision for income taxes of $0.5 million for the six months ended June 30, 2006, related to federal and state taxes, compared to a provision for income taxes of $0.2 million for the six months ended June 30, 2005. Our effective tax rate for the six months ended June 30, 2006 and 2005 was 50.0% and 5.3%, respectively. For the three months ended June 30, 2006 and 2005, the provision for income taxes is based on our annual effective tax rate in compliance with SFAS 109. The annual effective tax rate was calculated on the basis of our expected level of profitability that results in federal and state income taxes. To the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. As a result, the tax rate recorded for the three and six months ended June 30, 2006 may not be indicative of future tax rates. For the three months ended June 30, 2006, the difference between the provision for income tax that would be derived by applying the statutory rate to our income before tax and the provision actually recorded is primarily due to the impact of non-deductible 123R stock option compensation expenses. For the three months ended June 30, 2005, the difference between the provision for income tax that would be derived by applying the statutory rate to our income before tax and the provision actually recorded is primarily due to the benefit of operating loss carryforwards that reduced the provision to federal alternative minimum tax and state income tax. Excluding the effects of FAS123R, our tax rate would be closer to the statutory rate.
          We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed our deferred tax assets at the end of 2005, as well as the end of the first and second quarters of 2006, and determined that it was more likely than not that we would be able to realize approximately $5,122,000 of net deferred tax assets based upon our forecast of future taxable income and other relevant factors. Changes to the realization of the net deferred tax assets would have an impact to our tax provision and in turn would affect net income.
LIQUIDITY AND CAPITAL RESOURCES
          Since our inception, our operations have been primarily financed through public and private equity investments, working capital provided by our product sales, capital leases, and research and development contracts. Our cash and cash equivalents were $93.4 million as of June 30, 2006. All of our cash equivalents have original maturities of three months or less.
          Our operating, investing and financing activities for the six months ended June 30, 2006 and June 30, 2005 are summarized as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2006	2005
Net cash provided by operating activities	$3,394	$2,602
Net cash used in investing activities	(154)	(117)
Net cash provided by financing activities	395	356

Net increase in cash and cash equivalents	$3,635	$2,841

Operating Activities
          Our operating activities generated cash of $3.4 million during the six months ended June 30, 2006, compared to generating cash of $2.6 million during the six months ended June 30, 2005. The increase of $0.8 million was primarily driven by working capital sources of cash, which included higher cash flows from the collection of accounts receivables.
Investing Activities
          Our investing activities consumed cash of $0.2 million during the six months ended June 30, 2006, compared to consuming cash of $0.1 million during the six months ended June 30, 2005. Cash consumed by investing activities for both periods was related to the purchase of property and equipment.
Financing Activities
          Our financing activities generated cash of $0.4 million during the six months ended June 30, 2006, compared to generating cash of $0.4 million during the six months ended June 30, 2005. Cash generated from financing activities for both periods was due to the proceeds from the exercise of employee stock options.
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
Contractual Obligations
          As of June 30, 2006, we had two facility leases which include a one-year term with two one-year renewal options, as well as an operating lease for a telephone system. We had no long-term debt, capital lease obligations, long-term purchase agreements or other commitments. There have been no new contractual obligations since December 31, 2005. See Note 5 of our Notes to Financial Statements included in our annual Report on Form 10-K for the year 2005 for more detailed information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          There have been no significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
          Evaluation of disclosure controls and procedures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
          Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II— OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
          In addition to other information in this report, the following factors should be considered carefully in evaluating our company. If any of the risks or uncertainties described in this Form 10-Q or in our annual report on Form 10-K for the year ended December 31, 2005 actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-Q are not the only ones facing the company. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. The risk factors set forth below contain a number of material changes relative to those set forth in the “RISK FACTORS” section of our annual report on Form 10-K for the year ended December 21, 2005. The changes relate primarily to Gestiva, our therapeutic product candidate for the prevention of preterm birth in women who have a history of preterm delivery.
RISKS RELATING TO OUR BUSINESS
Because our revenues and financial results depend significantly on a limited product line, if we are unable to manufacture or sell our products in sufficient quantities and in a timely manner, our business will suffer.
          To date, substantially all of our revenue has resulted from sales of our principal product line, our FullTerm™, The Fetal Fibronectin Test, the TLiIQ® System (and its predecessor, the TLi System) and related consumables. Although we intend to introduce additional products, we expect sales of the Fetal Fibronectin Test to account for substantially all of our near-term revenue. Because our business is highly dependent on our Fetal Fibronectin Tests, the TLiIQ® System and the related consumables, factors adversely affecting the pricing of or demand for these products could have a material and adverse effect on our business and cause the value of our securities to decline substantially. We will lose revenue if alternative diagnostic products or technologies gain commercial acceptance or if reimbursement is limited. We cannot assure you that we will be able to continue to manufacture these products in commercial quantities at acceptable costs. Our inability to do so would adversely affect our operating results and cause our business to suffer.
If our products do not achieve and sustain market acceptance, we may fail to generate sufficient revenue to maintain our business.
          Our commercial success depends in large part on our ability to achieve and sustain market acceptance of our principal product line, FullTerm™, The Fetal Fibronectin Test and the TLiIQ® System. A key element of our business plan calls for us to expand sales of our TLiIQ® System in hospitals and clinical laboratories and increase the related sales of the Fetal Fibronectin Test and other consumables used in conjunction with the TLiIQ® System. To accomplish this, we will need to convince healthcare providers of the benefits of our products through various means, including through published papers, presentations at scientific conferences and additional clinical trials. If existing users of our products determine that these products do not satisfy their requirements, or if our competitors develop a product perceived to better satisfy their requirements, our sales of Fetal Fibronectin Tests and other consumables may decline, and our revenues may correspondingly decline.
          In addition, our commercial success may depend on our ability to gain market acceptance for our other products and product candidates, including Gestiva. Market acceptance of our product portfolio will depend on our ability to develop additional applications of our existing products and to introduce new products to additional markets, including the oncology diagnostic market, the reproductive endocrinology and infertility markets and other women’s health markets.
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
          As of June 30, 2006, we had an accumulated deficit of $31.9 million. For the quarters ended June 30, 2006 and March 31, 2006, we had net income of $537,000 and $6,000, respectively. However, we may not sustain profitability and cannot guarantee losses will not occur in the future. Our quarterly revenues and operating results are difficult to predict and have in the past and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:
•	our ability to increase market acceptance of women’s health diagnostics generally and of our products in particular, as discussed under “Risk Factors — If our products do not achieve and sustain market acceptance, we may fail to generate sufficient revenue to maintain our business”;

•	our need and ability to generate and manage growth as discussed under “Risk Factors — If we fail to properly manage our anticipated growth in the United States or abroad, we may incur significant additional costs and expenses and our operating results may suffer”;

•	delays in, or failure of, delivery of components by our suppliers as more fully described in “Risk Factors — We rely on a limited number of suppliers, and if these suppliers fail or are unable to perform in a timely and satisfactory manner, we may be unable to manufacture our products or satisfy product demand in a timely manner, which could delay the production or sale of these products”;

•	risks related to Gestiva described below, including those discussed under “Risk Factors— If we are unable to obtain or maintain regulatory approval for Gestiva, we will be limited in our ability to commercialize Gestiva, and our business will be harmed,” “—The market for Gestiva may be very competitive because we have no patent protection for Gestiva, and we may not obtain regulatory exclusivity for Gestiva,” and “— We rely on a limited number of suppliers, and if these suppliers fail or are unable to perform in a timely and satisfactory manner, we may be unable to manufacture our products or satisfy product demand in a timely manner, which could delay the production or sale of our products.”

•	the quarterly variations and seasonal nature of our business, and the resulting demand for our products based on procurement cycles of our customers;

•	changes in the manner in which our operations are regulated;

•	the adoption of new accounting policies;

•	increases in the length of our sales cycle;

•	fluctuations in gross margins; and

•	difficult political and economic conditions.
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
          Because each third-party payor individually approves reimbursement, obtaining these approvals can be a time-consuming and costly process that requires us to provide scientific and clinical support for the use of each of these products to each third-party payor separately with no assurance that approval will be obtained. For example, the policies of some third-party payors limit reimbursement for the use of our Fetal Fibronectin Test to women with signs and symptoms of preterm labor. In addition, if Gestiva is approved, we will need to dedicate considerable resources to obtaining approvals for reimbursement. This individualized process can delay the market acceptance of new products and may have a negative effect on our revenues and operating results.
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
          We are directly or indirectly through our customers subject to extensive regulation by both the federal government and the states and foreign countries where we conduct our business. Companies such as ours are required to expend considerable resources complying, in particular, with laws such as the following:
•	the Federal Food, Drug and Cosmetic Act, which regulates the design, testing, manufacture, labeling, marketing, distribution and sale of medical devices and pharmaceuticals;

•	the Federal Anti-Kickback Law, which prohibits the illegal inducement of referrals for which payment may be made under federal healthcare programs such as the Medicare and Medicaid Programs;

•	Medicare laws and regulations that prescribe the requirements for coverage and payment, including the amount of such payment, and laws prohibiting false claims for reimbursement under Medicare and Medicaid;

•	CE mark which could limit our ability to sell in Europe; and

•	ISO 13485 which could limit our ability to sell in Canada.
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
          All of the diagnostic products that we have submitted and may submit in the future for FDA clearance or approval are or will be subject to substantial restrictions, including, among other things, restrictions on the indications for which we may market our products, which could result in reductions in or an inability to grow our revenues. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or certain requirements for costly post-marketing testing and surveillance to monitor the performance and clinical utility of the product. For example, any of our products that have received FDA approval, such as our FullTerm™, The Fetal Fibronectin Test or TLiIQ® System, remain subject to ongoing post-marketing regulation and oversight by the FDA, and Gestiva, if approved would also be subject to such regulation and oversight. The marketing claims that we are permitted to make in labeling our diagnostic products, if cleared or approved by the FDA, are limited to those specified in any clearance or approval. Our intention to expand the use of our products into new areas such as the prediction of successful induction of labor and oncology will require us to make new submissions to the FDA.
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
          Our PMA supplement seeking approval for use of our FullTerm™, The Fetal Fibronectin Test in predicting successful induction of labor has been submitted to the FDA. The FDA initially placed its review of the application on hold while a third party we have engaged conducts an audit of all of the clinical study sites because of the number of protocol deviations, in order to confirm the accuracy of the data. The audit has been completed and we will need to submit new analyses of the data and a corrective action plan to the FDA before it will resume its review of the application. The new analyses of the data or the corrective action plan may not be acceptable to us or to the FDA and we may not continue to pursue or obtain FDA approval for this application.
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
          Any modification to a 510(k)-cleared or pre-market approved diagnostic device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or PMA, such as the development of our FullTerm™, The Fetal Fibronectin Test as a diagnostic test for the induction of labor. The FDA requires every manufacturer to make the determination of whether new clearance or approval is required for 510(k)-cleared devices. The FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or PMA for any modification to a previously cleared or approved product, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Any recall or FDA requirement that we seek additional approvals or clearances could result in delays, fines, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.
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
          Regulatory approval of an NDA or NDA supplement is never guaranteed. Despite the time, resources and effort expended, failure can occur at any stage. The FDA has substantial discretion in the approval process for human medicines. The FDA can deny, delay or limit approval of a product candidate for many reasons including:
•	the FDA may not find that there is adequate evidence that our product candidate is safe or effective;

•	the FDA may not find data from the clinical or preclinical testing to be sufficient; or

•	the FDA may not approve our or our third party manufacturers’ processes or facilities.
          Future governmental action or changes in FDA policy or personnel may also result in delays or rejection of an NDA in the United States. If we receive regulatory approval for Gestiva, we will also be subject to ongoing FDA obligations and continued regulatory oversight and review, such as continued safety reporting requirements; and we may also be subject to additional FDA post-marketing obligations, such as Phase IV studies. If we are not able to maintain regulatory compliance, we may not be permitted to market Gestiva or any other therapeutic product candidates.
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

Even if we receive approval for the marketing and sale of Gestiva for the prevention of preterm birth in women who have a history of preterm delivery, it may never be accepted as a treatment for preterm birth in women who have a history of preterm delivery.
          Many factors may affect the market acceptance and commercial success of Gestiva for the prevention of preterm birth in women who have a history of preterm delivery. Although there is currently no FDA-approved treatment for the prevention of preterm birth in women who have a history of preterm delivery, the comparable formulation to Gestiva, 17 alpha-hydroxyprogesterone caproate (or 17P), is available from compounding pharmacies, and there is one other company developing a different formulation of progesterone applied via a vaginal gel. Even if the FDA approves Gestiva, physicians may adopt Gestiva only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other products or treatments then in use. Acceptance of Gestiva among influential practitioners will be essential for market acceptance of Gestiva.
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
          Gestiva, if approved for the prevention of preterm birth in women who have a history of preterm delivery, will compete with compounding pharmacies selling 17P for the prevention of preterm birth, such as Wedgewood Pharmacy. We are also aware of another company, Columbia Laboratories, that is currently enrolling patients in a clinical trial for a product candidate for the prevention of preterm birth. Any regulatory exclusivity we obtain with respect to Gestiva will not block the Columbia Laboratories product candidate, because the product candidate being developed by Columbia Laboratories contains a different active ingredient and is applied differently than Gestiva.
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
          We rely on a limited number of suppliers for both raw materials and components necessary for the manufacture of our diagnostic products, including our FullTerm™, The Fetal Fibronectin Test and TLiIQ® System. We acquire all of these components, assemblies and raw materials on a purchase-order basis, which means that the supplier is not required to supply us with specified quantities over a certain period of time or to set aside part of its inventory for our forecasted requirements. If we need alternative sources for key components, assemblies or raw materials for any reason, such components, assemblies or raw materials may not be immediately available. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and delivery of such components, assemblies or raw materials may be delayed. Consequently, if we do not forecast properly, or if our suppliers are unable or unwilling to supply us in sufficient quantities or on commercially acceptable terms, we may not have access to sufficient quantities of these components, assemblies and raw materials on a timely basis and may not be able to satisfy product demand. We may not be able to find an adequate alternative supplier if required, in a reasonable time period, or on commercially acceptable terms, if at all. Our inability to obtain a supplier for the manufacture of our products may force us to curtail or cease operations, which would have a material adverse effect on our product sales and profitability. We also relied upon a fulfillment provider to process orders for our products, coordinate invoicing and collections, as well as ship our products to customers in the United States through September 30, 2005. In the fourth quarter of 2005, we transferred the fulfillment operation back to Adeza. Any problems with this transition may have a material adverse effect on our product sales and profitability.
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
We have no manufacturing capabilities for Gestiva and we may depend on third parties who are single source suppliers to manufacture Gestiva. If these suppliers are unable to continue manufacturing Gestiva and we are unable to obtain supply from alternative sources, our business will be harmed.
          We currently have no experience in, and we do not own facilities for, nor do we plan to develop our own facilities for, manufacturing Gestiva. To date, our need for Gestiva has been limited to the amounts required in connection with our Gestiva NDA submission, which includes stability studies related to Gestiva. We have obtained our supply of Gestiva pursuant to a clinical supply agreement with a contract manufacturer, and we have obtained our supply of the active pharmaceutical ingredient in Gestiva on a purchase order basis. We do not intend to establish our own manufacturing facilities for Gestiva, and we are in the process of negotiating commercial supply agreements with the contract manufacturer and the supplier of the active ingredient. If we are successful in negotiating commercial supply agreements with those parties, each of them may be a single source supplier to us. In the event we are unable, for whatever reason, to obtain Gestiva or the active pharmaceutical ingredient in Gestiva in quantities sufficient for commercialization, we may not be able to identify alternate manufacturers able to meet our needs on commercially reasonable terms and in a timely manner, or at all. If we are unable, for whatever reason, to obtain sufficient quantities of Gestiva from our contract manufacturers, we may not be able to manufacture in a timely manner, if at all.
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
          Our international sales totaled $0.3 million for the three months ended June 30, 2006, $0.2 million for the three months ended March 31, 2006, $1.0 million in the years ended December 31, 2005 and 2004, and $0.8 million in the year ended December 31, 2003. Our international sales currently depend upon the marketing efforts of and sales by certain distributors in Europe, Australia, the Pacific Rim region and South America. In most instances, our distribution arrangements are governed by short-term purchase orders. We also rely upon certain of these distributors to assist in obtaining product registration and reimbursement approvals in certain international markets, and we may not be able to engage qualified distributors in our targeted markets. The distributors that we are able to obtain may not perform their obligations. If a distributor fails to invest adequate resources and support in promoting our products and training physicians, hospitals and other healthcare providers in the proper techniques for using our products or in awareness of our products, or if a distributor ceases operations, we would likely be unable to achieve significant sales in the territory represented by the distributor. If we decide to market new products abroad, we will likely need to educate our existing or new distributors about these new products and convince them to distribute the new products. If these distributors are unwilling or unable to market and sell our products, we may experience delayed or reduced market acceptance and sales of our products outside the United States. Our failure to engage adequate distributors, or the failure of the distributors to perform their obligations as expected, may harm our ability to effectively market our products and our business.
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
          Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions, to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending US and foreign patent applications may not issue as patents at all, or if they do, they may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. Additionally, our family of issued patents and patent applications, if and when issued, relating to our FullTerm™, The Fetal Fibronectin Test and TLiIQ® System, have a range of expiration dates from 2007 to 2025. Upon the expiration of one or more patents relating to our FullTerm™, The Fetal Fibronectin Test and TLiIQ® System, we may not be able to protect our proprietary rights relating to the technologies used in these products. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Competitors may be able to design around our patents or develop products that provide outcomes comparable to ours. Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
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
          We have licensed a number of patents, including patents related to our FullTerm™, The Fetal Fibronectin Test and our E-tegrity Test from third parties, including the Fred Hutchinson Cancer Research Center, Inverness Medical and the University of Pennsylvania. Our business may significantly suffer if one or more of these licenses terminate or expire, if we or our licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties or if the licensed patents are found to be invalid.
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
          Any dispute with a licensor could be complex, expensive and time-consuming and an outcome adverse to us could materially harm our business and impair our ability to commercialize our products, including our FullTerm™, The Fetal Fibronectin Test. As a result, our stock price might be adversely affected.
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
          There is no United States patent covering either the formulation of 17P, or the use of 17P for the prevention of preterm birth in women who have a history of preterm delivery. Accordingly, we currently have no patent protection with respect to Gestiva and do not expect to obtain patent protection for Gestiva.
          We will have marketing exclusivity for Gestiva only if we obtain either Orphan Drug designation or three year regulatory exclusivity for Gestiva. The FDA Orphan Drug designation is reserved for promising new therapies being developed to treat life-threatening or very serious diseases that affect fewer than 200,000 people in the U.S. The Orphan Drug Act guarantees market exclusivity from any other companies, other than potentially compounding pharmacies which are not regulated by the FDA, for the FDA approved indication for seven years to the first sponsor that obtains market approval for an orphan-designated product. There can be no assurance that our Orphan Drug designation request will be approved.
          If the FDA approves the Gestiva NDA but does not approve our Orphan Drug application for Gestiva, we may be granted regulatory exclusivity for three years from approval of the Gestiva NDA because the use of 17P for the prevention of preterm birth in women who have a history of preterm delivery would be a new indication of a previously approved active ingredient. An award of three years of exclusivity to a drug product means that the FDA cannot approve an application submitted under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act or an abbreviated new drug application for the same product for the same indication for three years. To obtain three-year exclusivity, the NDA covering a subject drug must include reports of new clinical investigations conducted by the sponsor that are essential to FDA approval of the new indication or dosage form. As we may not meet the guidelines for obtaining exclusivity there can be no assurance that we will receive three years of exclusivity.
          Gestiva, if approved for the prevention of preterm birth in women who have a history of preterm delivery, will compete with compounding pharmacies selling 17P for the prevention of preterm birth, and, possibly, another company that is developing a product candidate for the prevention of preterm birth. Our present and potential competitors include large compounding pharmacies and major pharmaceutical companies which have considerably greater financial, technical and marketing resources than we do.
          Because we have no patent covering the composition of 17P or the use of 17P for the prevention of preterm birth in women who have a history of preterm delivery, if an NDA covering the use of 17P for another indication is approved by the FDA, physicians could prescribe 17P labeled for other indications for patients at risk for preterm birth in women who have a history of preterm delivery. Monitoring and ensuring that patients who have a history of preterm delivery receive Gestiva rather than another form of 17P may be difficult and costly.
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
RISKS RELATING TO OUR COMMON STOCK
If we are unable to timely satisfy regulatory requirements relating to internal controls, our stock price could suffer.
          Section 404 of the Sarbanes-Oxley Act of 2002 requires that certain companies perform a comprehensive evaluation of their internal control over financial reporting. At the end of each year, we must perform an evaluation of our internal control over financial reporting, include in our annual report the results of the evaluation, and have our independent auditors attest to such evaluation. If we fail to complete future evaluations on time, or if our independent auditors cannot attest to our future evaluations, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.
If our principal stockholders, executive officers and directors choose to act together, they may be able to control our management and operations, which may prevent us from taking actions that may be favorable to our stockholders.
          Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially owned in the aggregate approximately 32% of our common stock as of June 30, 2006. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to our stockholders.
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
          Our stock price has been volatile. From December 10, 2004, the date of our initial public offering, through June 30, 2006, our stock has traded as high as $23.35 and as low as $10.97. The market price of our common stock may fluctuate substantially due to a variety of factors, including:
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

We do not expect to pay dividends in the foreseeable future. As a result, our stockholders must rely on stock appreciation for any return on their investment in our common stock.
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
          During the six months ended June 30, 2006, we spent (i) approximately $13.4 million of the proceeds from the offering on sales and marketing efforts, (ii) approximately $3.3 million on research and development activities related to product development, clinical trials and regulatory approvals for additional indications for our Fetal Fibronectin Test, and (iii) approximately $4.5 million on other general corporate purposes. The remaining proceeds from the offering have been placed in temporary investments of marketable securities for future use as needed.
Item 3. Defaults upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its annual meeting of stockholders on June 6, 2006.

(b)	Votes regarding the election of our directors for terms expiring at our 2006 annual meeting of stockholders:

Term expiring in 2006	For	Withheld
Andrew E. Senyei, MD	15,762,958	78,356
Michael P. Downey	15,788,593	52,721
The above directors constitute our Class II directors.
Our board is composed of the elected Class II directors and the following continuing directors:
Emory V. Anderson
Nancy D. Burrus
Kathleen D. LaPorte
Craig C. Taylor
C. Gregory Vontz
          Ms. Burrus subsequently resigned from our board of directors effective July 31, 2006.

(c)	Votes on the proposal to ratify the appointment of Ernst & Young LLP as the Company’s Registered Public Accounting firm for the 2006 fiscal year were as follows:

		Abstentions and broker
For	Against	non-votes
15,834,947	4,387	1,980
Item 5. Other Information
Gestiva™
          General. We have submitted a New Drug Application, or NDA, with the FDA for Gestiva™, our product candidate to prevent preterm birth in women with a history of preterm birth.
          Clinical Study. Our NDA submission includes data from a randomized, double-blind, placebo-controlled clinical study conducted by the National Institute of Child Health and Human Development, or NICHD, and published in the New England Journal of Medicine in 2003. Data from this study demonstrated a 34% reduction in the rate of preterm birth in women who have a history of preterm delivery among women who were treated with the active ingredient in Gestiva, an injectable long-acting form of a naturally occurring progesterone known as 17 alpha-hydroxyprogesterone caproate, or 17P, as compared to placebo. NICHD, which is one of the National Institutes of Health, used 17P in a multi-center trial that enrolled 463 women with a prior history of preterm birth. Patients were enrolled at 16 to 21 weeks of gestation and randomly assigned to receive weekly injections of 17P or placebo. The most common side effects were local injection-site reactions. Treatment continued until delivery or 36 weeks of gestation, resulting in a reduction in the preterm birth rate of 34% among women treated with 17P. In addition, infants born to women treated with 17P had significantly lower rates of necrotizing enterocolitis, intraventricular hemorrhage, supplemental oxygen need, and days of respiratory therapy.
          Priority Review. On June 5, 2006, we announced that our Gestiva NDA was granted priority review status by the FDA. A priority review designation set a six month goal date, which will be October 20, 2006, for FDA response to the NDA. Priority review is granted by the FDA if the subject drug product, if approved, would be a significant improvement compared to marketed approved products in the treatment, diagnosis, or prevention of a disease. At present, no drug product is approved by the FDA for the prevention of preterm birth in women who have a history of preterm delivery. There is no effective NDA covering 17P for any indication. 17P was previously approved and marketed for various indications such as uterine cancer. Currently, the only commercially available source of 17P is compounding pharmacies, which are not required to follow strict FDA guidelines covering manufacturing, product quality and labeling.
          Orphan Drug Designation; Regulatory Exclusivity. We have submitted an application to the FDA requesting Orphan Drug designation for Gestiva. The FDA Orphan Drug designation is reserved for promising new therapies being developed to treat life-threatening or very serious diseases that affect fewer than 200,000 people in the U.S. The Orphan Drug Act guarantees market exclusivity from any other companies, other than potentially compounding pharmacies which are not regulated by the FDA for the FDA approved indication for seven years to the first sponsor that obtains market approval for an orphan-designated product. There can be no assurance that our Orphan Drug designation request will be approved.
          If the FDA approves the Gestiva NDA but does not approve our Orphan Drug application for Gestiva, we may be granted regulatory exclusivity for three years from approval of the Gestiva NDA because the use of 17P for the prevention of preterm birth in women who have a history of preterm delivery would be a new indication of a previously approved active ingredient. An award of three years of exclusivity to a drug product means that the FDA cannot approve an application submitted under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act or an abbreviated new drug application for the same product for the same indication for three years. To obtain three-year exclusivity, the NDA covering a subject drug must include reports of new clinical investigations conducted by the sponsor that are essential to FDA approval of the new indication or dosage form. As we may not meet the guidelines for obtaining exclusivity there can be no assurance that we will receive three years of exclusivity.
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
          Intellectual Property. There is no United States patent covering either the formulation of 17P, or the use of 17P for the prevention of preterm birth in women who have a history of preterm delivery. Accordingly, we currently have no patent protection with respect to Gestiva. We will have marketing exclusivity for Gestiva only if we obtain either Orphan Drug designation or three year regulatory exclusivity, as described above under “Orphan Drug Designation; Regulatory Exclusivity”.
          Competition. Gestiva, if approved for the prevention of preterm birth in women who have a history of preterm delivery, will compete with compounding pharmacies selling 17P for the prevention of preterm birth, such as Wedgewood Pharmacy. We are also aware of another company, Columbia Laboratories, that is developing a product candidate for the prevention of preterm birth and is currently enrolling patients in a clinical trial. Any regulatory exclusivity we obtain with respect to Gestiva will not block the Columbia Laboratories product candidate, because the product candidate being developed by Columbia Laboratories is a vaginal gel formulation with progesterone. In addition, other forms of progesterone administration could be developed. Our present and potential competitors include large compounding pharmacies and major pharmaceutical companies which have considerably greater financial, technical and marketing resources than we do.
          As noted above, although we may receive regulatory exclusivity for the use of 17P for the prevention of preterm birth in women who have a history of preterm delivery, we do not have a patent covering the composition of 17P or the use of 17P for the prevention of preterm birth in women who have a history of preterm delivery. If an NDA covering the use of 17P for another indication is approved by the FDA, physicians could prescribe 17P labeled for other indications for patients at risk for preterm birth. Monitoring and ensuring that patients who have a history of preterm delivery receive Gestiva rather than another form of 17P may be difficult and costly.
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
          The Gestiva NDA must be approved by the FDA prior to commercialization. The FDA reviews all NDAs submitted before it accepts them for filing. The Gestiva NDA has been accepted for filing. When the agency accepts an NDA for filing, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not meet regulatory approval criteria. The FDA may seek the input and recommendations of a public advisory committee of outside experts in its review of an NDA. On July 18, 2006, we announced that our Gestiva NDA will be reviewed by the Reproductive Health Drugs Advisory Committee to the FDA on August 29, 2006. Advisory Committee recommendations are not binding and FDA approval may not be granted on a timely basis, or at all.
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
          In addition to studies requested by the FDA after approval, a drug developer may conduct other trials and studies to explore use of the approved product for treatment of new indications. The purpose of these trials and studies and related publications is to broaden the application and use of the drug and its acceptance in the medical community. Data supporting the use of a drug for these new indications must be submitted to the FDA in a new or supplemental NDA that must be approved by the FDA before the drug can be marketed for the new indications. Even if the Gestiva NDA is approved, other drug developers may conduct trials on 17P for preterm birth in women who have a history of preterm delivery or other indications.
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
Quest Diagnostics
          We have entered into an arrangement with Quest Diagnostics Incorporated, the nation’s leading provider of diagnostic testing, information and services, whereby Quest Diagnostics is offering national reference laboratory service for FullTerm™, The Fetal Fibronectin Test, to physicians and obstetric healthcare professionals. Through its network of laboratories and patient service centers, Quest Diagnostics will collect fetal fibronectin test samples directly from physicians’ offices and clinics throughout the United States.
Item 6. Exhibits

Exhibit
number	Description
31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended of Emory V. Anderson.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended of Mark D. Fischer-Colbrie.

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of Emory V.Anderson.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 of Mark D. Fischer-Colbrie.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of August 2006.

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