Form 10-Q
period 2006-09-30
ADEZA BIOMEDICAL CORP
filed 2006-11-07
CIK 902482

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2006

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
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 27, 2006, 17,505,203 shares of the registrant’s common stock were outstanding.

     Adeza Biomedical Corporation Trademarks and Registered Trademarks are trademarks of Adeza. Our trademarks and trade names include the stylized A, Adeza®, E-tegrity® Test, SalEst®, FullTerm™, Gestiva™ and TLiIQ® System. Other service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

PART I— FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
ADEZA BIOMEDICAL CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(1)
ASSETS

Current assets:
Cash and cash equivalents	$94,199	$89,722
Accounts receivable, net	9,470	9,182
Inventories	1,030	849
Prepaid expenses and other current assets	410	292
Current deferred tax asset	4,929	4,929

Total current assets	110,038	104,974

Property and equipment, net	419	348
Noncurrent deferred tax asset	193	193
Intangible assets, net	92	128

Total assets	$110,742	$105,643

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,971	$1,994
Accrued compensation	2,061	2,216
Accrued royalties	807	1,427
Other accrued liabilities	1,827	1,246
Taxes payable	2,008	1,322
Deferred revenue	82	33

Total current liabilities	8,756	8,238

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 17,504 and 17,376 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	17	17
Additional paid-in capital	133,114	132,432
Deferred compensation	—	(2,604)
Accumulated other comprehensive income	1	—
Accumulated deficit	(31,146)	(32,440)

Total stockholders’ equity	101,986	97,405

Total liabilities and stockholders’ equity	$110,742	$105,643

(1)	- Derived from the December 31, 2005 audited financial statements included in the Annual Report on Form 10-K of Adeza Biomedical Corporation for fiscal year 2005.
See accompanying notes to condensed financial statements.

ADEZA BIOMEDICAL CORPORATION
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Product sales	$13,471	$11,419	$37,293	$31,663
Cost of product sales	1,961	1,703	5,623	4,559

Gross profit	11,510	9,716	31,670	27,104

Operating costs and expenses:
Sales and marketing	6,581	4,566	20,042	14,078
General and administrative	1,840	1,959	6,302	5,363
Research and development	2,490	1,634	5,763	3,711

Total operating costs and expenses	10,911	8,159	32,107	23,152

Income (loss) from operations	599	1,557	(437)	3,952
Interest income	1,256	729	3,378	1,802

Income before provision for income taxes	1,855	2,286	2,941	5,754
Provision for income taxes	1,104	136	1,647	319

Net income	$751	$2,150	$1,294	$5,435

Net income per share:
Basic	$0.04	$0.13	$0.07	$0.32

Diluted	$0.04	$0.12	$0.07	$0.31

Shares used to compute net income per share:
Basic	17,494	16,991	17,459	16,803

Diluted	18,156	17,931	18,174	17,798

See accompanying notes to condensed financial statements.

ADEZA BIOMEDICAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,294	$5,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163	143
Stock-based compensation expense	2,705	740
Tax benefit from stock option exercises	112	135
Changes in operating assets and liabilities:
Accounts receivable	(288)	(1,137)
Inventories	(181)	(72)
Prepaid expenses and other assets	(117)	10
Accounts payable	(23)	(259)
Accrued compensation	(155)	(348)
Accrued royalties	(620)	(308)
Other accrued liabilities	1,267	1,449
Deferred revenue	49	14

Net cash provided by operating activities	4,206	5,802

Cash flows from investing activities:
Purchases of property and equipment	(198)	(193)

Net cash used in investing activities	(198)	(193)

Cash flows from financing activities:
Net proceeds from issuances of common stock	469	1,122

Net cash provided by financing activities	469	1,122

Net increase in cash and cash equivalents	4,477	6,731
Cash and cash equivalents at beginning of period	89,722	80,118

Cash and cash equivalents at end of period	$94,199	$86,849

Supplemental cash flow information
Cash paid for income taxes	$160	$597

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
Stock-Based Compensation
     Beginning as of January 1, 2006 the Company accounts for its employee stock option plans under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. The fair value of the Company’s stock options was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of stock-based awards is amortized over the vesting period of the award. The Company has elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continues to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R. The Company makes quarterly assessments of the adequacy of its tax credit pool to determine if there are any deficiencies which require recognition in its condensed statements of operations. Prior to adoption of SFAS No. 123R, the Company accounted for its stock option plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-

Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. Pro forma net income and pro forma net income per share disclosed in the footnotes to the Company’s condensed financial statements were estimated using a Black-Scholes option valuation model.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is effective for the Company as of January 1, 2008. The Company does not believe that the adoption of SFAS 157 will materially impact its results of operations, financial position or cash flows.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company will be required to adopt the provisions of SAB 108 in its annual financial statements for the year ending December 31, 2006. The Company does not believe that the adoption of SAB 108 will materially impact its results of operations, financial position or cash flows.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to FASB Statement 109, Accounting for Income Taxes. Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 at the beginning of its fiscal year 2007. Differences between the amounts recognized in the statements of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 were effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations, financial position or cash flows.
3. INVENTORIES
     Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2006	2005
Raw materials	$527	$386
Work in process	255	197
Finished goods	248	266

	$1,030	$849

4. INTANGIBLE ASSETS
     Intangible assets are comprised entirely of purchased patents. The following table sets forth the carrying amount of amortizable intangible assets (in thousands):

	As of	As of
	September 30,	December 31,
	2006	2005
Gross carrying amount	$240	$240
Less: accumulated amortization	148	112

Net carrying amount	$92	$128

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
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	$751	$2,150	$1,294	$5,435

Denominator:
Weighted-average number of common shares used in basic earnings per share	17,494	16,991	17,459	16,803

Effect of dilutive securities:
Stock options	585	856	635	913
Warrants	77	84	80	82

Dilutive potential common shares	662	940	715	995

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	18,156	17,931	18,174	17,798

Net income per share:
Basic	$0.04	$0.13	$0.07	$0.32

Diluted	$0.04	$0.12	$0.07	$0.31

     For the three and nine months ended September 30, 2006 options to purchase approximately 0.4 million and 0.3 million shares, respectively, of common stock with exercise prices greater than the average fair market value of the Company’s stock of $15.65 and $17.46, respectively, were excluded from the diluted net loss per share calculation because the effect would have been antidilutive. Comparatively, for both the three and nine months ended September 30, 2005 options to purchase approximately 0.1 million shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $16.65 and $14.93, respectively, were excluded from the diluted net loss per share calculation because the effect would have been antidilutive.
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
     The Company’s comprehensive income includes net income and unrealized gains (losses) on available-for-sale securities, comprised of commercial papers with maturities of less than three months, and is reflected as a component of stockholders’ equity. The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$751	$2,150	$1,294	$5,435
Unrealized gains (losses) on available-for-sale securities, net of tax	(12)	—	1	—

Comprehensive income	$739	$2,150	$1,295	$5,435

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
Prior to the Adoption of SFAS No. 123R
     Prior to the adoption of SFAS No. 123R, the Company provided disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No.148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” $0.2 million and $0.7 million of employee stock-based compensation expense was reflected in net income for the three and nine months ended September 30, 2005, respectively.
     During the preparation of the notes to the consolidated condensed financial statements for the three months ended March 31, 2006, the Company determined that the calculation of its pro forma net income reported under SFAS 123 for the year ended December 31, 2005, as previously reported, was understated primarily as a result of an incorrect change in the fair value calculation (and, therefore, the amortization expense related to) options granted in August 2004. Accordingly, pro forma net income reported under SFAS 123 for the three and nine month periods ended September 30, 2005, presented in the tables below, was revised. These revisions had no effect on the Company’s previously reported results of operations or financial condition. The stock-based employee and director compensation expense previously reported for the three and nine months ended September 30, 2005 was $0.6 million and $1.9 million, respectively, and the pro forma net income previously reported for the three and nine months ended September 30, 2005 was $1.8 million and $4.2 million, respectively.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(in thousands, except per share amounts)	2005	2005
Net income:
As reported	$2,150	$5,435
Add: Total stock based employee and director compensation expense determined under intrinsic value method for all awards, net of taxes	221	669
Less: Total stock based employee and director compensation expense determined under the fair value method for all awards, net of taxes	(1,069)	(3,910)

Pro forma net income	$1,302	$2,194

Reported net income per share:
Basic	$0.13	$0.32
Diluted	$0.12	$0.31

Pro forma net income per share:
Basic	$0.08	$0.13
Diluted	$0.07	$0.12

Shares used to compute net income per share:
Basic	16,991	16,803
Diluted	17,931	17,798

Impact of Adoption of SFAS No. 123R
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R. Under that transition method, compensation costs recognized in the three and nine months ended September 30, 2006, include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
     In the three and nine months ended September 30, 2006, we recognized compensation expense in connection with the adoption of FAS 123R of $0.8 million and $2.7 million, respectively. Diluted earnings per share was reduced by $0.02 and $0.07 for the three and nine months ended September 30, 2006, respectively, as a result of the Company’s adoption of FAS 123R. As of September 30, 2006 the stock-based compensation capitalized as inventory was minimal.
     As a result of adoption FAS 123R, the Company’s income before income taxes and net income for the three months ended September 30, 2006 are $0.6 million and $0.2 million lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25.
Equity Incentive Program
     The Company’s equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. At September 30, 2006, the equity incentive program consisted of the 2004 Equity Incentive Plan (the 2004 Plan). Under the 2004 Plan, options, stock appreciation rights, stock purchase rights and restricted stock may be issued to employees, officers, directors, and consultants of Adeza. The 2004 Plan permits the grant of share options for up to 1,875,000 shares of common stock. The maximum number of shares shall be increased annually on January 1 of each year by a number of shares equal to the lesser of (a) three percent of the number of shares issued and outstanding on the immediately preceding December 31, (b) 525,000 Shares, and (c) a number of Shares set by the Board. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100% of fair value of Adeza’s common stock on the date of grant. Generally, these options vest ratably over four years and have a term of 10 years. No restricted stock, stock appreciation or purchase rights have been issued as of September 30, 2006.
     The following table provides certain information with respect to the 2004 Plan, which was in effect as of September 30, 2006:

Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of		Compensation Plan
	Securities to be		(Excluding
	Issued upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Reflected in
	Outstanding Options	Outstanding Options	Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	1,581,089	$9.21	2,516,351
     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107, “Share-Based Payments” and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Expected volatilities used in 2006 are based on volatilities from the Company’s peer group, which is consistent with the technique the Company used prior to the adoption of SFAS No. 123R. Due to the Company’s short public trading history the Company determined that the use of a peer group is more reflective of market conditions and a better indicator of expected volatility than a historical volatility. The Company uses historical data to estimate the expected option forfeiture rate. The expected term of options granted is derived from analysis of the Company’s peer group and historical data. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the end of the reporting period. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future.
     The fair value of stock options granted to employees in the three and nine months ended September 30, 2006 and September 30, 2005 was estimated at the date of grant using the Black-Scholes model using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	60%	75%	63%	75%
Risk-free interest rate	4.76%	4.07%	4.92%	4.03%
Expected term (in years)	5.0	4.0	5.0	4.0
Dividends	—	—	—	—
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
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

			Weighted-	Weighted-Average	Aggregate
	Available	Options	Average	Remaining Contract	Intrinsic Value
	for Grant	Outstanding	Exercise Price	Term (in years)	(in thousands)
Balance at December 31, 2005	2,035,208	1,668,688	$8.53	—	—

Shares authorized	521,290	—	—	—	—
Options granted	(85,600)	85,600	17.28	—	—
Options exercised	—	(127,746)	3.67	—	—
Options forfeited	45,453	(45,453)	15.12	—	—

Balance at September 30, 2006	2,516,351	1,581,089	$9.21	7.0	$11,980

Vested and expected to vest at September 30, 2006		1,537,643	$9.07	7.0	$11,840

Exercisable at September 30, 2006		978,944	$6.77	6.1	$9,636

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.41 as of September 30, 2006, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. Stock options that expired during the nine months ended September 30, 2006 were minimal.
     The Company did not grant any stock options during the three months ended September 30, 2006. Therefore, there is no corresponding weighted-average grant fair value of stock options granted during the three months ended September 30, 2006. The total intrinsic value of options exercised during the three month period ended September 30, 2006 was approximately $0.3 million. The total cash received from employees as a result of stock option exercises during the three months ended September 30, 2006 was approximately $0.1 million. In connection with these exercises, the tax benefits realized by the Company for the three months ended September 30, 2006 was $0.1 million.

     The Company settles employee stock option exercises with newly issued common shares.
     As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $4.4 million, and that amount will be recognized over an estimated weighted average amortization period of 1.2 years.
8. PROVISION FOR INCOME TAXES
     The Company recorded a provision for income taxes of $1.1 million for the three months ended September 30, 2006, related to federal and state taxes, compared to a provision for income taxes of $0.1 million for the three months ended September 30, 2005. The Company’s effective tax rate for the three months ended September 30, 2006 and 2005 was 59.5% and 5.9%, respectively.
     The Company recorded a provision for income taxes of $1.6 million for the nine months ended September 30, 2006, related to federal and state taxes, compared to a provision for income taxes of $0.3 million for the nine months ended September 30, 2005. The Company’s effective tax rate for the nine months ended September 30, 2006 and 2005 was 56.0% and 5.5%, respectively.
     For the three months ended September 30, 2006 and 2005, the provision for income taxes is based on the Company’s annual effective tax rate in compliance with SFAS 109. The annual effective tax rate was calculated on the basis of the Company’s expected level of profitability that results in federal and state income taxes. To the extent the Company’s expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. For the three months ended September 30, 2006, the difference between the provision for income tax that would be derived by applying the statutory rate to the Company’s income before tax and the provision actually recorded is primarily due to the impact of non-deductible 123R stock option compensation expenses. For the three months ended September 30, 2005, the difference between the provision for income tax that would be derived by applying the statutory rate to the Company’s income before tax and the provision actually recorded is primarily due to the benefit of operating loss carryforwards that reduced the provision to federal alternative minimum tax and state income tax. Excluding the effects of FAS123R, the Company’s tax rate would be closer to the federal statutory rate plus the state tax rate.
     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and, if necessary, the Company adjusts the amount of such allowance. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The Company assessed its deferred tax assets at the end of 2005, as well as the end of the first, second and third quarters of 2006, and determined that it was more likely than not that the Company would be able to realize net deferred tax assets based upon its forecast of future taxable income and other relevant factors. Changes to the realization of the net deferred tax assets or to our income taxes payable would have an impact to the Company’s tax provision and in turn would affect net income.
9. SUBSEQUENT EVENT
     On October 20, 2006, the Company received an “approvable letter” from the U.S. Food and Drug Administration (FDA) with respect to its New Drug Application for Gestiva™ for the prevention of preterm birth in women with a history of preterm delivery. An approvable letter is an official notification from the FDA that the FDA may approve the company’s NDA if specific conditions are satisfied. The approvable letter for Gestiva requires the completion of an additional animal study and certain other conditions that must be satisfied prior to obtaining final U.S. marketing approval. The approvable letter also outlines several post-approval clinical requirements, which are consistent with recommendations made by the FDA advisory committee in August 2006. The Company has requested a meeting with the FDA to better understand the FDA’s conditions for approval. Satisfying the conditions will require both time and expense. The Company cannot be certain when it will obtain FDA approval for Gestiva, if at all.
     A decision by the FDA regarding three-year exclusivity under Hatch-Waxman for Gestiva is expected to be made at the time of any final approval. Discussions with the FDA regarding our Orphan Drug application for seven-year exclusivity are ongoing. While the Company’s initial request for Orphan Drug designation was not granted, it plans to meet with the FDA to provide additional new information for further review by the Agency.

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
Recent Business Developments
Gestiva™
     On August 29, 2006, we announced that the Reproductive Health Drugs Advisory Committee to the FDA recommended by a majority vote that the data presented by us in our Gestiva NDA support efficacy in preventing preterm birth prior to 35 weeks and that overall safety data are adequate and sufficiently reassuring to support marketing approval in women with a history of preterm delivery. The Reproductive Health Drugs Advisory Committee to the FDA also recommended the collection of post-marketing clinical data. Although Advisory Committee recommendations are not binding, typically FDA final determinations are consistent with their recommendations.
     On October 20, 2006, we received an “approvable letter” from the U.S. Food and Drug Administration (FDA) with respect to our New Drug Application for Gestiva™ for the prevention of preterm birth in women with a history of preterm delivery. An approvable letter is an official notification from the FDA that the FDA may approve the company’s NDA if specific conditions are satisfied. The approvable letter for Gestiva requires the completion of an additional animal study and certain other conditions that must be satisfied prior to obtaining final U.S. marketing approval. The approvable letter also outlines several post-approval clinical requirements, which are consistent with recommendations made by the FDA advisory committee in August 2006. We have requested a meeting with the FDA to better understand the FDA’s conditions for approval. Satisfying the conditions will require both time and expense. We cannot be certain when we will obtain FDA approval for Gestiva, if at all.

     A decision by the FDA regarding three-year exclusivity under Hatch-Waxman for Gestiva is expected to be made at the time of any final approval. Discussions with the FDA regarding our Orphan Drug application for seven-year exclusivity are ongoing. While our initial request for Orphan Drug designation was not granted, we plan to meet with the FDA to provide additional new information for further review by the Agency.
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
Stock-Based Compensation
     Beginning as of January 1, 2006 we account for our employee stock option plans under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. The fair value of our stock options was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of stock-based awards is amortized over the vesting period of the award. We have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R. We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our condensed statements of operations. Prior to adoption of SFAS No. 123R, we accounted for our stock option plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. Pro forma net income and pro forma net income per share disclosed in the footnotes to our condensed financial statements were estimated using a Black-Scholes option valuation model. For more information, see Note 7 in the Notes to the Consolidated Financial Statements, “Stock-Based Compensation.”
RESULTS OF OPERATIONS
Product Sales
     Our product sales are derived primarily from the sale of our disposable FullTerm™, The Fetal Fibronectin Test. In addition, we derive a small portion of our revenues from the sale of TLiIQ® Systems and other products. We currently use distributors for sales outside of the United States and Canada. Our business has been in the past and may continue to be seasonal and is affected by customer ordering patterns, which may involve quarterly or semi-annual orders, as well as other factors which may cause quarterly variances in our sales. As a result, our sales may not increase in sequential quarters and our net income may fluctuate significantly.

     The following is a summary of product sales for the three months and nine months ended September 30, 2006 and September 30, 2005:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Product sales	$13,471	$11,419	18.0%	$37,293	$31,663	17.8%
     The $2.1 million increase in product sales for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, and the $5.6 million increase in product sales for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, were primarily attributable to increased sales volume of our Fetal Fibronectin Test cassettes.
     Geographic sales information is based on the location of the end customer. The following is a summary of product sales by geographic region for the three months and nine months ended September 30, 2006 and September 30, 2005:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
United States	$13,053	$11,108	17.5%	$36,313	$30,920	17.4%
Percentage of total product sales	96.9%	97.3%		97.4%	97.7%

International	$418	$311	34.4%	$980	$743	31.9%
Percentage of total product sales	3.1%	2.7%		2.6%	2.3%
     International sales, as well as sales in the United States, remained relatively consistent as a percentage of total product sales for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. We expect international sales, as a percentage of total product sales, to remain relatively consistent for the remainder of the year ending December 31, 2006.
Cost of Product Sales
     Our cost of product sales represents the cost of materials, direct labor and overhead associated with the manufacture of our products, and delivery charges, lab services and royalties. The following is a summary of cost of product sales for the three months and nine months ended September 30, 2006 and September 30, 2005:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Cost of product sales	$1,961	$1,703	15.1%	$5,623	$4,559	23.3%
Percentage of product sales	14.6%	14.9%		15.1%	14.4%

     Cost of sales, as a percentage of product sales, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005 remained relatively consistent. The increase in cost of product sales, as a percentage of product sales, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to a slight increase in overhead spending.
Royalties
     We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty costs are generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. The following is a summary of royalty costs for the three months and nine months ended September 30, 2006 and September 30, 2005:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Royalty costs	$807	$697	15.8%	$2,252	$1,935	16.4%
Percentage of product sales	6.0%	6.1%		6.0%	6.1%
     The increase in royalty costs for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, was primarily due to the increase in sales volume over the respective periods. As a percentage of product sales, royalty costs remained relatively consistent for the three and nine months ended September 30, 2006 and 2005.
     We expect royalty costs as a percentage of product sales to fluctuate since royalty costs are dependent on several factors, including the level and type of sales and the level of allowed deductions. However, we believe royalty costs as a percentage of product sales will remain below 7.5% for the year ended December 31, 2006, assuming no new licenses involving royalties are required.
Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Gross profit	$11,510	$9,716	18.5%	$31,670	$27,104	16.8%
Percentage of product sales	85.4%	85.1%		84.9%	85.6%
     Gross margins, or gross profit as a percentage of sales, for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, remained relatively consistent.
Sales and Marketing
     Sales and marketing expenses consist primarily of sales and marketing personnel and sales force incentive compensation and costs related to travel, tradeshows, promotional materials and programs, advertising and healthcare provider education materials and events.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Sales and marketing expenses	$6,581	$4,566	44.1%	$20,042	$14,078	42.4%
Percentage of product sales	48.9%	40.0%		53.7%	44.5%
     The $2.0 million increase in sales and marketing expenses for the three months ended September 30, 2006, compared to the three months ended September 30, 2005 was primarily attributable to (i) an increase of $1.1 million related to the expansion of our direct sales force and associated costs, (ii) an increase of $0.6 million due to marketing programs, and (iii) an increase of $0.3 million in stock-based compensation expense, primarily associated with the adoption of SFAS No. 123R on January 1, 2006.
     The $6.0 million increase in sales and marketing expenses for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005 was primarily attributable to (i) an increase of $3.8 million related to the expansion of our direct sales force and associated costs, (ii) an increase of $1.1 million due to marketing programs, and (iii) an increase of $1.1 million in stock-based compensation expense, primarily associated with the adoption of SFAS No. 123R on January 1, 2006.
     We expect our selling and marketing expenditures to increase as we continue our efforts to increase our market penetration and prepare for marketing and selling efforts related to Gestiva. We also expect our employee related costs to increase, including stock-based compensation expense.
General and Administrative
     Our general and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology and corporate administration functions. Other costs include facility costs, professional fees for legal and accounting services including patent expenses.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
General and administrative expenses	$1,840	$1,959	(6.1)%	$6,302	$5,363	17.5%
Percentage of product sales	13.7%	17.2%		16.9%	16.9%
     The $0.1 million decrease in general and administrative expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily attributable to a decrease of $0.4 million in legal fees and other general costs. This decrease was partially offset by (i) an increase of $0.2 million in stock-based compensation expense, primarily associated with the adoption of SFAS No. 123R on January 1, 2006 and (ii) an increase of $0.1 million in personnel costs.
     The $0.9 million increase in general and administrative expenses for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005 was primarily attributable to (i) an increase of $0.8 million in costs associated with operating as a public company, including personnel costs, the timing of billings for professional services related to audit and tax, and other general costs, and (ii) an increase of $0.7 million in stock-based compensation expense, primarily associated with the adoption of SFAS No. 123R on January 1, 2006. This increase was partially offset by a decrease of $0.6 million in legal fees and other general costs.

     We expect our general and administrative expenses to increase primarily related to continuously increasing costs associated with being a public company, anticipated increased headcount and legal expenses. We also expect our employee related costs to increase, including stock-based compensation expense.
Research and Development
     Our research and development expenses consist of costs incurred for company-sponsored research and development activities. These expenses consist primarily of direct and research-related allocated overhead expenses such as facilities costs, salaries and benefits, and material and supply costs and include costs associated with clinical trials.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Research and development expenses	$2,490	$1,634	52.4%	$5,763	$3,711	55.3%
Percentage of product sales	18.5%	14.3%		15.5%	11.7%
     The increase in research and development expenses for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, was primarily attributable to an increase in costs associated with our continued product development efforts, including costs related to Gestiva, our drug candidate for the prevention of preterm birth in women who have a history of preterm delivery.
     We expect that our research and development costs will increase as a result of our continued product development efforts. We also expect our employee-related costs to increase, including stock-based compensation expense. In addition, significant costs may be incurred related to pre-clinical and clinical requirements to be incurred before and after any potential FDA approval for Gestiva.
Interest Income
     Interest income consists primarily of interest income generated from our investments in commercial paper, money market funds and repurchase agreements.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Interest income	$1,256	$729	72.3%	$3,378	$1,802	87.5%
Percentage of product sales	9.3%	6.4%		9.1%	5.7%
     The increase in interest income for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, was primarily attributable to an increase in the levels of cash and cash equivalents, as well as higher average interest rates.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Provision for income taxes	$1,104	$136	711.8%	$1,647	$319	416.3%
Percentage of product sales	8.2%	1.2%		4.4%	1.0%

     We recorded a provision for income taxes of $1.1 million for the three months ended September 30, 2006, related to federal and state taxes, compared to a provision for income taxes of $0.1 million for the three months ended September 30, 2005. Our effective tax rate for the three months ended September 30, 2006 and 2005 was 59.5% and 5.9%, respectively.
     We recorded a provision for income taxes of $1.6 million for the nine months ended September 30, 2006, related to federal and state taxes, compared to a provision for income taxes of $0.3 million for the nine months ended September 30, 2005. Our effective tax rate for the nine months ended September 30, 2006 and 2005 was 56.0% and 5.5%, respectively.
     For the three months ended September 30, 2006 and 2005, the provision for income taxes is based on our annual effective tax rate in compliance with SFAS 109. The annual effective tax rate was calculated on the basis of our expected level of profitability that results in federal and state income taxes. To the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. For the three months ended September 30, 2006, the difference between the provision for income tax that would be derived by applying the statutory rate to our income before tax and the provision actually recorded is primarily due to the impact of non-deductible 123R stock option compensation expenses. For the three months ended September 30, 2005, the difference between the provision for income tax that would be derived by applying the statutory rate to our income before tax and the provision actually recorded is primarily due to the benefit of operating loss carryforwards that reduced the provision to federal alternative minimum tax and state income tax. Excluding the effects of FAS123R, the Company’s tax rate would be closer to the federal statutory rate plus the state tax rate.
     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of its deferred tax assets by assessing its valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed our deferred tax assets at the end of 2005, as well as the end of the first, second and third quarters of 2006, and determined that it was more likely than not that we would be able to realize net deferred tax assets based upon our forecast of future taxable income and other relevant factors. Changes to the realization of the net deferred tax assets or to our income taxes payable would have an impact to our tax provision and in turn would affect net income.
LIQUIDITY AND CAPITAL RESOURCES
     Since our inception, our operations have been primarily financed through public and private equity investments, working capital provided by our product sales, capital leases, and research and development contracts. Our cash and cash equivalents were $94.2 million as of September 30, 2006. All of our cash equivalents have original maturities of three months or less.
     Our operating, investing and financing activities for the nine months ended September 30, 2006 and September 30, 2005 are summarized as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2006	2005
Net cash provided by operating activities	$4,206	$5,802
Net cash used in investing activities	(198)	(193)
Net cash provided by financing activities	469	1,122

Net increase in cash and cash equivalents	$4,477	$6,731

Operating Activities
     Our operating activities generated cash of $4.2 million during the nine months ended September 30, 2006, compared to generating cash of $5.8 million during the nine months ended September 30, 2005. This $1.6 million decrease in net cash generated from operating activities was primarily driven by a decrease in net income, excluding non-cash charges, of $2.2 million. This decrease was partially offset by an increase in working capital sources of cash of $0.6 million. The major contributor to the increase in working capital sources of cash included a higher cash flow from the collection of accounts receivables.
     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of product shipments, the rate of collections of accounts receivable, inventory management, the timing of tax and other payments, and our ability to manage other areas of working capital.
Investing Activities
     Our investing activities consumed cash of $0.2 million during the nine months ended September 30, 2006, compared to consuming cash of $0.2 million during the nine months ended September 30, 2005. Cash consumed by investing activities for both periods was related to the purchase of property and equipment.
Financing Activities
     Our financing activities generated cash of $0.5 million during the nine months ended September 30, 2006, compared to generating cash of $1.1 million during the nine months ended September 30, 2005. Cash generated from financing activities for both periods was due to the proceeds from the exercise of employee stock options.
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
Contractual Obligations
     As of September 30, 2006, we had three facility leases which include a one-year term expiring on September 30 2007, as well as an operating lease for a telephone system. We had no long-term debt, capital lease obligations, long-term purchase agreements or other commitments. There have been no new material contractual obligations since December 31, 2005. See Note 5 of our Notes to Financial Statements included in our annual Report on Form 10-K for the year 2005 for more detailed information.
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
     Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     To date, substantially all of our revenue has resulted from sales of our principal product line, our FullTerm™, The Fetal Fibronectin Test, the TLiIQ® System (and its predecessor, the TLi System) and related consumables. Although we intend to introduce additional products, we expect sales of the Fetal Fibronectin Test to account for substantially all of our near-term revenue. Because our business is highly dependent on our Fetal Fibronectin Tests, the TLiIQ® System and the related consumables, factors adversely affecting the pricing of or demand for these products could have a material and adverse effect on our business and cause the value of our securities to decline substantially. We will lose revenue if alternative diagnostic products or technologies gain commercial acceptance or if reimbursement is limited. We cannot assure that we will be able to continue to manufacture these products in commercial quantities at acceptable costs. Our inability to do so would adversely affect our operating results and cause our business to suffer.
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
     Other factors that might influence market acceptance of our products and product candidates include the following:
•	evidence of clinical utility;

•	convenience and ease of use;

•	availability of alternative and competing diagnostic products;

•	cost-effectiveness;

•	effectiveness of marketing, distribution and pricing strategy;

•	publicity concerning these products or competitive products;

•	concerns regarding product safety; and

•	reimbursement.
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
     As of September 30, 2006, we had an accumulated deficit of $31.1 million. For the quarters ended September 30, 2006, June 30, 2006 and March 31, 2006, we had net income of $751,000, $537,000 and $6,000, respectively. However, we may not sustain profitability and cannot guarantee losses will not occur in the future. Our quarterly revenues and operating results are difficult to predict and have in the past and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:
•	our ability to increase market acceptance of women’s health diagnostics generally and of our products in particular, as discussed under “Risk Factors — If our products do not achieve and sustain market acceptance, we may fail to generate sufficient revenue to maintain our business”;
•	our need and ability to generate and manage growth as discussed under “Risk Factors — If we fail to properly manage our anticipated growth in the United States or abroad, we may incur significant additional costs and expenses and our operating results may suffer”;
•	delays in, or failure of, delivery of components by our suppliers as more fully described in “Risk Factors — We rely on a limited number of suppliers, and if these suppliers fail or are unable to perform in a timely and satisfactory manner, we may be unable to manufacture our products or satisfy product demand in a timely manner, which could delay the production or sale of these products”;
•	risks related to Gestiva described below, including those discussed under “Risk Factors— If we are unable to obtain or maintain regulatory approval for Gestiva, we will be limited in our ability to commercialize Gestiva, and our business will be harmed,” “—The market for Gestiva may be very competitive because we have no patent protection for Gestiva, and we may not obtain regulatory exclusivity for Gestiva,” and “— We rely on a limited number of suppliers, and if these suppliers fail or are unable to perform in a timely and satisfactory manner, we may be unable to manufacture our products or satisfy product demand in a timely manner, which could delay the production or sale of our products.”
•	the quarterly variations and seasonal nature of our business, and the resulting demand for our products based on procurement cycles of our customers;
•	changes in the manner in which our operations are regulated;
•	the adoption of new accounting policies;
•	increases in the length of our sales cycle;
•	fluctuations in gross margins;

•	compensation charges related to the issuance of stock options; and
•	difficult political and economic conditions.
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
     All of the diagnostic products that we have submitted and may submit in the future for FDA clearance or approval are or will be subject to substantial restrictions, including, among other things, restrictions on the indications for which we may market our products, which could result in reductions in or an inability to grow our revenues. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or certain requirements for costly post-marketing testing and surveillance to monitor the performance and clinical utility of the product. For example, any of our products that have received FDA approval, such as our FullTerm™, The Fetal Fibronectin Test or TLiIQ® System, remain subject to ongoing post-marketing regulation and oversight by the FDA. The marketing claims that we are permitted to make in labeling our diagnostic products, if cleared or approved by the FDA, are limited to those specified in any clearance or approval. Our intention to expand the use of our products into new areas such as the prediction of successful induction of labor and oncology will require us to make new submissions to the FDA.
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
If we are unable to obtain or maintain regulatory approval for Gestiva, we will be limited in our ability to commercialize Gestiva, and our business will be harmed. In addition, if pre-marketing or post-marketing approval requirements are too expensive or too time-consuming and could adversely affect our financial condition, we may elect to not commercialize, or not continue commercializing, Gestiva.
     The research, testing, manufacturing, selling and marketing of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Obtaining and maintaining regulatory approval typically is an uncertain process, is costly and takes many years. For example, the FDA’s approvable letter for Gestiva requires us to conduct certain animal studies, which will be expensive and delay approval, and there can be no assurance that such studies, once completed, will result in Gestiva’s approval. Moreover, the FDA has requested expensive, time-consuming post-marketing studies of Gestiva, which could cause us to elect not to commercialize, or not continue commercializing, the product. In addition, failure to comply with the FDA and other applicable foreign and U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, or supplements to approved NDAs.
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
     Gestiva, if approved for the prevention of preterm birth in women who have a history of preterm delivery, may compete with compounding pharmacies selling 17P for the prevention of preterm birth, such as Wedgewood Pharmacy. We are also aware of another company, Columbia Laboratories, that is currently enrolling patients in a clinical trial for a product candidate for the prevention of preterm birth. Any regulatory exclusivity we obtain with respect to Gestiva will not block the Columbia Laboratories product candidate, because the product candidate being developed by Columbia Laboratories contains a different active ingredient and is a different dosage form than Gestiva.
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
     If we use a different third-party manufacturer to produce commercial quantities of Gestiva than we used for the studies we conducted in connection with the Gestiva NDA submission, the FDA may require us to conduct a study to demonstrate that the product used in our studies is equivalent to the final commercial product. If we are unable to establish that the product is equivalent, or if the FDA disagrees with the results of our study, commercial launch of Gestiva would be delayed.
We depend on distributors to market and sell our products in overseas markets, and if our foreign distributors fail in their efforts or are unwilling or unable to devote sufficient resources to market and sell our products, our ability to effectively market our products and our business will be harmed.
     Our international sales totaled $0.4 million for the three months ended September 30, 2006, $0.3 million for the three months ended June 30, 2006, $0.2 million for the three months ended March 31, 2006, and $1.0 million in the years ended December 31, 2005 and 2004. Our international sales currently depend upon the marketing efforts of and sales by certain distributors in Europe, Australia, the Pacific Rim region and South America. In most instances, our distribution arrangements are governed by short-term purchase orders. We also rely upon certain of these distributors to assist in obtaining product registration and reimbursement approvals in certain international markets, and we may not be able to engage qualified distributors in our targeted markets. The distributors that we are able to obtain may not perform their obligations. If a distributor fails to invest adequate resources and support in promoting our products and training physicians, hospitals and other healthcare providers in the proper techniques for using our products or in awareness of our products, or if a distributor ceases operations, we would likely be unable to achieve significant sales in the territory represented by the distributor. If we decide to market new products abroad, we will likely need to educate our existing or new distributors about these new products and convince them to distribute the new products. If these distributors are unwilling or unable to market and sell our products, we may experience delayed or reduced market acceptance and sales of our products outside the United States. Our failure to engage adequate distributors, or the failure of the distributors to perform their obligations as expected, may harm our ability to effectively market our products and our business.
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
     Our business exposes us to potential product liability claims and field action risks that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical and diagnostic products. We may be unable to avoid product liability claims or field actions, including those based on claims that the use or failure of our products resulted in a misdiagnosis or harm to a patient. Although we believe that our liability coverage is adequate for our current needs, and while we intend to expand our product liability insurance coverage to any products for which we obtain marketing approval, including Gestiva, insurance may be unavailable, prohibitively expensive or may not fully cover our potential liabilities. If we are unable to maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims or field actions, we may be unable to continue to market our products and develop new markets. Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business. A successful product liability claim brought against us in excess of any insurance coverage we have at that time could cause us to incur substantial liabilities, potentially in excess of our total assets, and our business to fail. In addition, we are a specialty company focused on women’s health. We have a narrow customer base that is subject to significant malpractice litigation that may place us at risk of the same. Product liability claims, product field actions or other regulatory proceedings may damage our reputation by raising questions about our products’ safety and efficacy could significantly harm our reputation, interfere with our efforts to market our products and make it more difficult to obtain the funding and commercial relationships necessary to maintain our business.
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
     We will have marketing exclusivity for Gestiva from competition from other pharmaceutical companies, but not from compounding pharmacies, only if we obtain either Orphan Drug designation or three year regulatory exclusivity for Gestiva. The FDA Orphan Drug designation is reserved for promising new therapies being developed to treat life-threatening or very serious diseases that affect fewer than 200,000 people in the U.S. The Orphan Drug Act guarantees market exclusivity from any other companies, other than potentially compounding pharmacies which are not regulated by the FDA, for the FDA approved indication for seven years to the first sponsor that obtains market approval for an orphan-designated product. Our initial request for Orphan Drug designation was denied, and we plan to meet with the FDA to provide additional new information for further review. There can be no assurance that our Orphan Drug designation request will be approved.
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
     Gestiva, if approved for the prevention of preterm birth in women who have a history of preterm delivery, may compete with compounding pharmacies selling 17P for the prevention of preterm birth, and, possibly, another company that is developing a product candidate for the prevention of preterm birth. Our present and potential competitors include large compounding pharmacies and major pharmaceutical companies which have considerably greater financial, technical and marketing resources than we do.
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
     Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially owned in the aggregate approximately 32% of our common stock as of March 31, 2006. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to our stockholders.
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
     Our stock price has been volatile. From December 10, 2004, the date of our initial public offering, through September 30, 2006, our stock has traded as high as $23.35 and as low as $10.97. The market price of our common stock may fluctuate substantially due to a variety of factors, including:
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
     During the nine months ended September 30, 2006, we spent (i) approximately $20.0 million of the proceeds from the offering on sales and marketing efforts, (ii) approximately $5.8 million on research and development activities related to product development, clinical trials and regulatory approvals for additional indications for our Fetal Fibronectin Test, and (iii) approximately $6.3 million on other general corporate purposes. The remaining proceeds from the offering have been placed in temporary investments of marketable securities for future use as needed.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
number	Description
10.18	Net Industrial Space Lease, executed on September 19, 2006, between Adeza and Tasman V, LLC.

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended of Emory V. Anderson.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended of Mark D. Fischer-Colbrie.

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of Emory V.Anderson.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 of Mark D. Fischer-Colbrie.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November 2006.

ADEZA BIOMEDICAL CORPORATION

By:	/s/ Emory V. Anderson Emory V. Anderson
President and Chief Executive Officer

By:	/s/ Mark D. Fischer-Colbrie Mark D. Fischer-Colbrie
Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit
number	Description
10.18	Net Industrial Space Lease, executed on September 19, 2006, between Adeza and Tasman V, LLC.

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended of Emory V. Anderson.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended of Mark D. Fischer-Colbrie.

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 Mark D. Fischer-Colbrie.