Form 10-K
period 2006-12-31
ADEZA BIOMEDICAL CORP
filed 2007-03-15
CIK 902482

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-20703

Adeza Biomedical Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0054952 (I.R.S. Employer Identification Number)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 (based on the closing price of $14.02 per share as quoted by The NASDAQ Global Select Market as of such date) was $132,527,681.

As of March 5, 2007, 17,556,177 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2006 and to be used in connection with the registrant’s Annual Meeting of Stockholders expected to be held on or about June 5, 2007 are incorporated by reference in Part III of this Form 10-K.

Adeza Biomedical Corporation Trademarks and Registered Trademarks are trademarks of Adeza. Our trademarks and trade names include the stylized A, Adeza®, E-tegrity® Test, SalEst®, FullTermtm, Gestivatm and TLiIQ® System. Other service marks, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

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

PART I

ITEM 1.	BUSINESS

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

As of December 31 2006, our direct sales force consisted of approximately 89 representatives who sell to hospital and clinical laboratories, health plans and healthcare providers. Our Fetal Fibronectin Test has been assigned a reimbursement code used for insurance processing of claims for the Fetal Fibronectin Test, and we believe that reimbursement for our Fetal Fibronectin Test has been regularly available through health plan organizations and most state Medicaid programs.

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

PROPOSED MERGER WITH CYTYC CORPORATION

On February 11, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Cytyc Corporation, a Delaware corporation (“Cytyc”), and Augusta Medical Corporation, a Delaware corporation and a direct wholly-owned subsidiary of Cytyc, under which Augusta Medical Corporation has commenced a tender offer to purchase all of the outstanding shares of our common stock at a price of $24.00 per share. Following the completion of the tender offer, which is scheduled to expire at 12:00 midnight, New York City time, on March 16, 2007, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement and in accordance with the relevant portions of the Delaware General Corporation Law (the “DGCL”), it is anticipated that Augusta Medical Corporation will be merged with and into Adeza with Adeza as the surviving corporation, whereby each issued and outstanding share of our common stock not directly or indirectly owned by Cytyc, Augusta Medical Corporation or Adeza will be converted into the right to receive the offer price of $24.00 per share. The purchase price is expected to be approximately $450 million, which will be paid by Cytyc at closing in cash. The acquisition is expected to close before the end of March 2007.

OVERVIEW OF TARGETED MARKETS

Preterm birth

There are approximately four million births in the United States annually. Births occurring before 37 weeks of pregnancy are defined as preterm, and in recent years, according to a 2006 publication by the Center for Disease Control and Prevention, or CDC, preterm births represent approximately 12.7% of all births. On average, this equates to about 525,000 preterm births per year. According to the CDC, the percentage of preterm births in the United States grew to 12.7% of all births in 2005, an increase of 35% since 1981. This increase in the preterm birth rate is a growing public health concern. In January 2003, the March of Dimes launched a five-year, $75 million campaign to reduce the number of preterm births.

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

PRODUCT OVERVIEW

The following table summarizes information related to our principal products and certain of our products under development.

	Product	Use	Status

MARKETED
PRODUCTS
Preterm birth	Fetal Fibronectin Test for	Prediction of preterm birth	Commercially available
	the TLiIQ System	• Women with signs and symptoms
• Women at ‘‘high-risk”
• Women at “low-risk”
Infertility	E-tegrity Test	Uterine receptivity	Commercially available

PRODUCTS UNDER DEVELOPMENT

Other pregnancy products
Preterm birth prevention therapeutic	Gestiva	Prevention of preterm birth in women with a previous preterm birth	FDA Approvable Letter received October 20, 2006
Induction of labor	Fetal Fibronectin Test for the TLiIQ System	Successful induction of labor	FDA review pending
Preterm birth	SalEst Test	Prediction of preterm birth	In commercial development
Delivery date	Fetal Fibronectin Test/ SalEst Test	Prediction of delivery date	In development

Oncology products
Bladder cancer	Oncofetal fibronectin test for the TLiIQ System	Monitoring and screening	In development

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

Infertility products

E-tegrity Test.  The E-tegrity Test is a patented diagnostic test designed to determine receptivity of the uterus to embryo implantation. The E-tegrity Test identifies the presence or absence of a unique protein, alpha-v beta-3 integrin, important for implantation to occur. This unique protein is the basis of our proprietary analyte specific reagent, or ASR, on which the E- tegrity Test is based. If a woman is missing the alpha-v beta-3 integrin protein between days 20 to 24 of her menstrual cycle, the fertilized egg may not attach properly to the epithelial lining of the uterus. As a result, a woman’s chances of a successful pregnancy are significantly decreased.

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

Preterm birth prevention therapeutic

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

On October 20, 2006, we received an “approvable letter” from the U.S. Food and Drug Administration (FDA) with respect to our New Drug Application for Gestiva for the prevention of preterm birth in women with a history of preterm delivery. An approvable letter is an official notification from the FDA that the FDA may approve the company’s NDA if specific conditions are satisfied. The approvable letter for Gestiva requires the completion of an additional rodent study and certain other conditions that must be satisfied prior to obtaining final U.S. marketing approval. The approvable letter also outlines several post-approval clinical requirements, which are consistent with recommendations made by the FDA advisory committee in August 2006. Satisfying the conditions will require both time and expense. We cannot be certain when we will obtain FDA approval for Gestiva, if at all.

On January 31, 2007, we announced that the FDA granted Orphan Drug designation covering Gestiva. If Gestiva is approved, Orphan Drug designation provides the opportunity for seven years of U.S. market exclusivity.

If Gestiva is approved for marketing in the United States, we plan to use our existing sales force to market the product to the same physicians to whom we market FullTerm, The Fetal Fibronectin Test, thereby leveraging our direct sales efforts.

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

Preterm birth

SalEst® Test.  In 2003, we acquired the exclusive rights to a proprietary test that measures the level of estriol in a pregnant woman’s saliva. This test, called SalEst®, was approved by the FDA in 1998 under a PMA to predict preterm birth, but has not been commercially available since 2001 due to financial difficulties experienced by the company that originally developed the product. Since the acquisition of the SalEst® product in late 2003, we have been working to establish the manufacturing of this product in our facility. The SalEst® product may offer complementary diagnostic information to the Fetal Fibronectin Test. Before marketing the SalEst® product in the United States, we will need to complete a change of manufacturing site and ownership amendment to the previously approved PMA. We do not currently recognize any revenue from sales of the SalEst® Test.

Delivery date

Fetal Fibronectin Test/ SalEst® Test.  We are evaluating both the Fetal Fibronectin Test and the SalEst® Test to more accurately predict the delivery date in term pregnancies. Several peer-reviewed publications, such as publications by Lockwood, et al. in the American Journal of Obstetrics and Gynecology, Luton, et al. in the European Journal of Obstetrics & Gynecology and Reproductive Biology and Mouw et al. in the New England Journal of Medicine, use the Fetal Fibronectin Test as a predictor of delivery date in which higher levels of fetal fibronectin indicate increased birth probability. Feasibility studies and a PMA supplement would be required to allow for commercial use of the Fetal Fibronectin Test or the SalEst® Test for this indication.

Oncology products

We are exploring applications for oncofetal fibronectin in oncology and have initially focused our efforts in the area of bladder cancer. In addition, we are developing and evaluating protocols, and plan to perform preliminary feasibility studies for the use of oncofetal fibronectin for the detection of cervical and ovarian cancer.

Bladder cancer products

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

SALES AND MARKETING

We focus our sales and marketing efforts on increasing awareness of our products and services among healthcare providers, hospitals, laboratories, health plans and patients, where we have initiated branding of our test as Full Term, The Fetal Fibronectin Test. Our strategy is to sell and market our products through our direct sales force in the United States and Canada, and distributors worldwide. We choose our partners and distributors on a country-by-country basis. As of December 31, 2006, we had approximately 89 direct sales representatives in North America, who have primary focuses on hospital and laboratory sales and healthcare providers in the office setting, health plan sales representatives and sales representative covering Canada. Our direct sales force includes some full-time sales representatives provided to us by a third party, who are directly managed by us, sell our products exclusively and are an integral part of our sales team.

U.S. Sales and Marketing

Our hospital and clinical laboratory sales representatives focus primarily on selling the TLiIQ System and Fetal Fibronectin Test to hospital and clinical laboratories, including some of the leading national laboratories in the United States. Our healthcare provider sales representatives focus on the estimated 1,300 maternal-fetal medicine specialists, who focus on high-risk pregnancies, 25,000 Ob/Gyn physicians, as well as nurses and midwives. Our health plan sales representatives focus on chief medical officers, medical directors and case managers of health plans. Our test is marketed as Full Term, The Fetal Fibronectin Test.

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

International Sales and Marketing

Our international sales and marketing efforts address the particular healthcare systems of individual countries through a network of approximately 20 international distributors with expertise in their markets. Our internal marketing professionals support these distributors. We intend to expand our international marketing efforts by increasing our international direct sales force, as well as broadening our international distribution network through strategic partners and distributors that have significant presence and experience in their local markets. In Japan and South Korea, we have a strategic partnership with Daiichi Pure Chemicals Co. Ltd.

We also manufacture and market other fetal fibronectin test formats that are sold in international markets and are designed to meet certain criteria specific to these markets.

MANUFACTURING

We conduct a majority of the manufacturing for our Fetal Fibronectin Test cassettes and TLiIQ System at our three facilities totaling 27,400 square feet, located in Sunnyvale, California. These facilities are subject to the current good manufacturing practices, or GMP, enforced by the FDA. The manufacturing process for our products includes assembly, testing, packaging, labeling, component inspection and final inspection of products that have been manufactured by us or to our specifications by outside contractors. Our quality assurance group independently inspects our products to verify that all components and finished products comply with our specifications and applicable regulatory requirements.

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

RESEARCH AND DEVELOPMENT

Our research and development efforts are conducted internally and through collaborations with academic investigators and clinicians. Our research and development is focused on enhancements to existing products and developing additional products within women’s health, including pregnancy and infertility, and in oncology. As of December 31, 2006, we had 17 employees conducting research and development. Research and development expenses were $6,903,000, $5,092,000 and $2,451,000 in the years ended December 31, 2006, 2005 and 2004, respectively.

GOVERNMENT REGULATION

The research, development, manufacture, labeling, distribution and marketing of our products are subject to extensive regulation by, among others, the FDA and comparable regulatory bodies in foreign countries.

FDA’s Pre-Market Clearance And Approval Requirements for Medical Devices

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

Pre-Market Approval Pathway

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

After a PMA approval application is complete, the FDA begins an in-depth review of the submitted information, which generally takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. For example, the FDA had placed its review of our PMA supplement seeking approval for use of our Fetal Fibronectin Test in predicting successful induction of labor on hold while a third party conducted an audit of all of the clinical study sites because of the number of protocol deviations, in order to confirm the accuracy of the data. Since the third-party audit is now complete, we will need to submit new analyses of the data to the FDA before it will resume its review of the application.

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

FDA Regulation of Prescription Drug Products

The FDA and comparable regulatory agencies in foreign countries regulate extensively the development, manufacture and sale of pharmaceutical products and product candidates such as Gestiva. The FDA has established guidelines and safety standards that are applicable to the nonclinical evaluation and clinical investigation of drug product candidates and stringent regulations that govern the manufacture and sale of these products. The process of obtaining regulatory approval for a new prescription drug usually requires a significant amount of time and substantial resources. The steps typically required before a product can be produced and marketed for human use include:

•	Animal pharmacology studies to obtain preliminary information on the safety and efficacy of a drug; and

•	Nonclinical evaluation in vitro and in vivo including extensive toxicology studies.

The clinical testing program for a new drug typically involves three phases:

•	Phase I investigations are generally conducted in healthy subjects. In certain instances, subjects with a life-threatening disease, such as cancer, may participate in Phase I studies that determine the maximum tolerated dose and initial safety of the product;

•	Phase II studies are conducted in limited numbers of subjects with the disease or condition to be treated and are aimed at determining the most effective dose and schedule of administration, evaluating both safety and whether the product demonstrates therapeutic effectiveness against the disease; and

•	Phase III studies involve large, well-controlled investigations in diseased subjects and are aimed at verifying the safety and effectiveness of the drug.

Data from all clinical studies, as well as all nonclinical studies and evidence of product quality, typically are submitted to the FDA in an NDA. The FDA’s Center for Drug Evaluation and Research (“CDER”) must approve a new drug application, or NDA, for a drug before it may be marketed in the U.S.

Continuing FDA Regulation

After a device or drug is placed on the market, numerous regulatory requirements apply. These include:

•	good manufacturing practices, which require manufacturers to follow quality assurance and quality control procedures during the manufacturing, processing, packing and holding of regulated products;

•	satisfaction of post-marketing commitments, which may include clinical studies and provider or patient education, among other things;

•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	adverse experience reporting regulations, which require that manufacturers report to the FDA if their products have been or may have been associated with an adverse clinical outcome.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	fines, injunctions, and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for clearance or approval of new products;

•	withdrawing clearance or approvals that are already granted; and

•	criminal prosecution.

We are also subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services. In addition to federal regulation, a number of states also impose significant regulatory reporting burdens and restrictions on the promotion of prescription drugs and devices.

International

International sales of medical devices and prescription drug products are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may different.

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

We believe that our portfolio of issued patents and patent applications, together with our exclusively licensed patents described under “License and Other Agreements”, provides patent coverage for our proprietary technologies and products. As of February 28, 2007, our intellectual property estate consisted of 163 issued patents or patent applications, as follows:

•	29 issued US patents;

•	11 US non-provisional patent applications;

•	106 issued foreign patents;

•	17 foreign patent applications that are in various national stages of prosecution, which means that the applications have been filed in specific foreign jurisdictions.

Each of the foreign filings corresponds in subject matter to a US patent filing. We solely own or have exclusively licensed all of the patents and patent applications set forth above.

Our patent portfolio as of February 28, 2007 is summarized in the following table:

		US
		Provisional and
	US	Non-Provisional	Foreign	Foreign
	Patents	Applications	Patents	Applications
Category	Granted	Filed	Granted	Filed

Methods of Use	16	6	49	13
Detection Systems	6	3	46	2
Platforms/Other Devices	7	2	11	2

Total	29	11	106	17

We believe that our portfolio of issued patents and patent applications provides patent coverage for our proprietary technologies and products. We have patents and patent applications relating to our Fetal Fibronectin Test and TLiIQ System in the categories of methods of use, detection systems, platforms and other devices. Our family of issued patents and patent applications, if and when issued, relating to our Fetal Fibronectin Test and TLiIQ System have a range of expiration dates from 2008 to 2025. Although patents to a reagent used in the Fetal Fibronectin Test expired in 2007, we have additional issued patents that relate to the Fetal Fibronectin Test and the TLiIQ System. Thus, we believe that our currently issued patents provide protection for our Fetal Fibronectin Test to 2009 by protecting the method upon which the test is based and to 2011 by protecting various reagents and kit embodiments employed in the test. In addition, we have issued patents relating to our TLiIQ System and the associated Fetal Fibronectin Test that expire in 2018. We have filed patent applications that, if and when issued, could provide protection for measurement and detection of fetal fibronectin for current and additional indications. These patents, if and when issued, could expire as late as 2025. With respect to our E-tegrity Test, we have exclusively licensed patents and pending patent applications involving detection of beta-3 integrin subunit as an infertility/fertility indicator. The issued patents that involve detection of beta-3 integrin subunit have an expiration of 2012, and any patents that issue based upon the pending applications should have an expiration date of 2012.

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

In August 1992, we entered into an amended and restated license agreement with the Fred Hutchinson Cancer Research Center under which we were granted a worldwide, exclusive license to a US patent and corresponding foreign patents related to fetal fibronectin and antibodies made against fetal fibronectin. These licensed patents are used in our Fetal Fibronectin Test, and may be used in other fetal fibronectin or oncofetal fibronectin products that we develop. We are obligated to pay royalties to the Hutchinson Center on net product sales in the US by us during the remainder of the term of a licensed patent, subject to an annual minimum royalty of $10,000. Through December 31, 2006 we have paid approximately $2.5 million. We are also obligated to indemnify the Hutchinson Center for certain claims related to the license agreement. The agreement and associated royalty obligations to the Hutchinson Center expire in 2007 upon the expiration of the licensed patents in 2007.

In December 1998, we entered into a license agreement with Unilever plc, which was subsequently assigned to Inverness Medical Inc., under which we were granted a non-exclusive license to five US patents and corresponding foreign patents, relating to the chemistry of our Fetal Fibronectin Test, which expire in 2014. We are obligated to pay royalties on net sales of our Fetal Fibronectin Test until the expiration of the last to expire of the licensed patents, provided that our Fetal Fibronectin Test incorporates the technology covered by one or more of the licensed patents. Through December 31, 2006 we have paid approximately $5.8 million. The agreement terminates upon the expiration of the last to expire of the licensed patents, subject to earlier termination by either party in the event that the other party materially breaches the agreement and fails to correct the breach in a timely manner or by Inverness in the event that we file for bankruptcy, challenge any of the licensed patent rights or fail to pay minimum royalties equal to 5,000 pounds sterling for any calendar year.

We were previously party to a marketing agreement with Matria Healthcare, which was terminated as of March 1998 pursuant to the terms of an Agreement and Release. Under the terms of the Agreement and Release, we agreed to pay Matria royalties on sales of certain of our products. Through December 31, 2006 we have paid approximately $0.7 million. This agreement has no expiration.

In July 1997, we entered into a license agreement with the University of Pennsylvania under which we were granted a worldwide, sublicensable, exclusive license to three US patents and corresponding foreign patents relating to the use of a specific protein found in the lining of the uterus as a predictor of endometriosis and for the determination of uterine receptivity toward embryo implantation. Our E-tegrity Test incorporates the technology covered by these patents, which expire in 2012 and 2013. We are obligated to pay royalties to the university on net sales of our E-tegrity Test during the remainder of the term to the last to expire of the licensed patents, subject to an annual minimum royalty equal to the greater of $10,000 or 20% of the royalties paid to the university in the prior year. Through December 31, 2006 we have paid approximately $0.2 million. The agreement terminates upon the expiration of the last to expire of the licensed patents, subject to earlier termination by the university in the event that we materially breach the agreement and fail to correct the breach in a timely manner, fail to pay royalties when due or file for bankruptcy.

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

EMPLOYEES

As of December 31, 2006, we had 125 employees, including 65 in sales, marketing and business development, 18 in manufacturing and laboratory services, 17 in research and development, 18 in administration and 7 in quality assurance. In addition, our direct sales force includes some full-time sales representatives provided to us by a third party, who are directly managed by us, sell our products exclusively, and are an integral part of our sales team. The agreement with such third party is currently scheduled to expire on May 14, 2008. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and consider our employee relations to be good. We also employ independent contractors to support our development, regulatory, sales, marketing and administrative activities.

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

As of December 31, 2006, we had an accumulated deficit of $29.9 million. For the quarters ended December 31, 2006, September 30, 2006, June 30, 2006, March 31, 2006, and December 31, 2005, we had revenue of $14.7 million, $13.5 million, $13.0 million, $10.8 million, and $11.9 million, respectively. For the quarters ended December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, we had net income of $1,233,000, $751,000, $537,000 and $6,000, respectively. However, we may not sustain profitability and cannot guarantee losses will not occur in the future. Our quarterly revenues and operating results are difficult to predict and have in the past and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

•	our ability to increase market acceptance of women’s health diagnostics generally and of our products in particular, as discussed under “Risk Factors — If our products do not achieve and sustain market acceptance, we may fail to generate sufficient revenue to maintain our business”;

•	our need and ability to generate and manage growth as discussed under “Risk Factors — If we fail to properly manage our anticipated growth in the United States or abroad, we may incur significant additional costs and expenses and our operating results may suffer”;

•	delays in, or failure of, delivery of components by our suppliers as more fully described in “Risk Factors — We rely on a limited number of suppliers, and if these suppliers fail or are unable to perform in a timely and satisfactory manner, we may be unable to manufacture our products or satisfy product demand in a timely manner, which could delay the production or sale of these products”;

•	risks related to Gestiva described below, including those discussed under “Risk Factors — If we are unable to obtain or maintain regulatory approval for Gestiva, we will be limited in our ability to commercialize Gestiva, and our business will be harmed,” “— The market for Gestiva may be very competitive because we have no patent protection for Gestiva, and we may not obtain regulatory exclusivity for Gestiva,” and “— We rely on a limited number of suppliers, and if these suppliers fail or are unable to perform in a timely and satisfactory manner, we may be unable to manufacture our products or satisfy product demand in a timely manner, which could delay the production or sale of our products.”

•	the quarterly variations and seasonal nature of our business, and the resulting demand for our products based on procurement cycles of our customers;

•	changes in the manner in which our operations are regulated;

•	the adoption of new accounting policies;

•	increases in the length of our sales cycle;

•	fluctuations in gross margins;

•	compensation charges related to the issuance of stock options; and

•	difficult political and economic conditions.

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

In addition, we make estimates and judgments in determining income tax expense. These estimates and judgments occur in the calculation of tax credits and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. The income tax provision will also be impacted by the effect of non-deductible stock option compensation expense due to the adoption of SFAS No. 123R. The effective tax rate will be negatively impacted by incentive stock option compensation expense. Also, SFAS No. 123R requires the tax benefit of stock option deductions relating to incentive stock options be recorded in the period of disqualifying dispositions. Changes in these estimates and the impact of SFAS No. 123R may result in significant increases or decreases to our tax provision in subsequent periods, which in turn would affect net income.

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

We are directly or indirectly through our customers subject to extensive regulation by both the federal government and the states and foreign countries where we conduct our business. Companies such as ours are required to expend considerable resources complying, in particular, with laws such as the following:

•	the Federal Food, Drug and Cosmetic Act, which regulates the design, testing, development, manufacture, labeling, marketing, distribution and sale of medical devices and pharmaceuticals;

•	the Federal Anti-Kickback Law, which prohibits the illegal inducement of referrals for which payment may be made under federal healthcare programs such as the Medicare and Medicaid Programs;

•	Medicare laws and regulations that prescribe the requirements for coverage and payment, including the amount of such payment, and laws prohibiting false claims for reimbursement under Medicare and Medicaid;

•	CE mark which could limit our ability to sell in Europe; and

•	ISO 13485 which could limit our ability to sell in Canada.

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

Our PMA supplement seeking approval for use of our FullTerm, The Fetal Fibronectin Test in predicting successful induction of labor has been submitted to the FDA. The FDA initially placed its review of the application on hold while a third party conducted an audit of all of the clinical study sites because of the number of protocol deviations, in order to confirm the accuracy of the data. The audit has been completed and we have submitted a corrective action plan to the FDA. Also, we will need to submit new analyses of the data to the FDA before it will resume its review of the application. The new analyses of the data or the corrective action plan may not be acceptable to us or to the FDA and we may not continue to pursue or obtain FDA approval for this application.

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

Many factors may affect the market acceptance and commercial success of Gestiva for the prevention of preterm birth in women who have a history of preterm delivery. Although there is currently no FDA-approved treatment for the prevention of preterm birth in women who have a history of preterm delivery, the comparable formulation to Gestiva, 17 alpha-hydroxyprogesterone caproate (or 17P), is available from compounding pharmacies. Even if the FDA approves Gestiva, physicians may adopt Gestiva only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other products or treatments then in use. Acceptance of Gestiva among influential practitioners will be essential for market acceptance of Gestiva.

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

We have no experience marketing pharmaceutical products, and will need to develop pharmaceutical sales and marketing capabilities to successfully commercialize Gestiva.

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

We rely on a limited number of suppliers for both raw materials and components necessary for the manufacture of our diagnostic products, including our FullTerm, The Fetal Fibronectin Test and TLiIQ System. We acquire all of these components, assemblies and raw materials on a purchase-order basis, which means that the supplier is not required to supply us with specified quantities over a certain period of time or to set aside part of its inventory for our forecasted requirements. If we need alternative sources for key components, assemblies or raw materials for any reason, such components, assemblies or raw materials may not be immediately available. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and delivery of such components, assemblies or raw materials may be delayed. Consequently, if we do not forecast properly, or if our suppliers are unable or unwilling to supply us in sufficient quantities or on commercially acceptable terms, we may not have access to sufficient quantities of these components, assemblies and raw materials on a timely basis and may not be able to satisfy product demand. We may not be able to find an adequate alternative supplier if required, in a reasonable time period, or on commercially acceptable terms, if at all. Our inability to obtain a supplier for the manufacture of our products may force us to curtail or cease operations, which would have a material adverse effect on our product sales and profitability. We also relied upon a fulfillment provider to process orders for our products, coordinate invoicing and collections, as well as ship our products to customers in the United States through September 30, 2005. In the fourth quarter of 2005, we transferred the fulfillment operation back to Adeza. We fully transitioned the fulfillment operation back to Adeza.

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

We currently have no experience in, and we do not own facilities for, nor do we plan to develop our own facilities for, manufacturing Gestiva. To date, our need for Gestiva has been limited to the amounts required in connection with our Gestiva NDA submission and process validations, which includes stability studies related to Gestiva. We have obtained our supply of Gestiva pursuant to a clinical supply agreement with a contract manufacturer, and we have obtained our supply of the active pharmaceutical ingredient in Gestiva on a purchase order basis. We do not intend to establish our own manufacturing facilities for Gestiva, and we are in the process of negotiating commercial supply agreements with the contract manufacturer and the supplier of the active ingredient. If we are successful in negotiating commercial supply agreements with those parties, each of them may be a single source supplier to us. In the event we are unable, for whatever reason, to obtain Gestiva or the active pharmaceutical ingredient in Gestiva in quantities sufficient for commercialization, we may not be able to identify alternate manufacturers able to meet our needs on commercially reasonable terms and in a timely manner, or at all. If we are unable, for whatever reason, to obtain sufficient quantities of Gestiva from our contract manufacturers, we may not be able to manufacture in a timely manner, if at all.

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

Our international sales totaled $1.6 million and $1.0 million in the years ended December 31, 2006 and 2005, respectively. Our international sales currently depend upon the marketing efforts of and sales by certain distributors in Europe, Australia, the Pacific Rim region and South America. In most instances, our distribution arrangements are governed by short-term purchase orders. We also rely upon certain of these distributors to assist in obtaining product registration and reimbursement approvals in certain international markets, and we may not be able to engage qualified distributors in our targeted markets. The distributors that we are able to obtain may not perform their obligations. If a distributor fails to invest adequate resources and support in promoting our products and training physicians, hospitals and other healthcare providers in the proper techniques for using our products or in awareness of our products, or if a distributor ceases operations, we would likely be unable to achieve significant sales in the territory represented by the distributor. If we decide to market new products abroad, we will likely need to educate our existing or new distributors about these new products and convince them to distribute the new products. If these distributors are unwilling or unable to market and sell our products, we may experience delayed or reduced market acceptance and sales of our products outside the United States. Our failure to engage adequate distributors, or the failure of the distributors to perform their obligations as expected, may harm our ability to effectively market our products and our business.

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

Changes to existing accounting pronouncements, including SFAS 123R, or taxation rules or practices, including FIN 48, may adversely affect our reported results of operations or how we conduct our business.

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. The adoption of SFAS 123R requires us to measure compensation costs for all share-based compensation at fair value and take compensation charges equal to that value. The method that we use to determine the fair value of stock options is based upon, among other things, the volatility of our stock. The price of our stock has historically been volatile. Therefore, the requirement to measure compensation costs for all share-based compensation under SFAS 123R could negatively affect our profitability and the trading price of our stock. SFAS 123R and the impact of expensing on our reported results could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

Other new accounting pronouncements or taxation rules, such as FIN 48, and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

We will have marketing exclusivity for Gestiva from competition from other pharmaceutical companies, but not from compounding pharmacies, only if we obtain either Orphan Drug and/or three year regulatory exclusivity for Gestiva. The FDA Orphan Drug designation is reserved for promising new therapies being developed to treat life-threatening or very serious diseases that affect fewer than 200,000 people in the U.S. The Orphan Drug Act guarantees market exclusivity from any other companies, other than potentially compounding pharmacies which are not regulated by the FDA, for the FDA approved indication for seven years to the first sponsor that obtains market approval for an orphan-designated product. We have received orphan designation for Gestiva, and although we have also received an approvable letter for the Gestiva NDA, orphan exclusivity may still not be awarded if another entity obtains orphan designation and approval of 17P for prevention of preterm birth before the Gestiva NDA is approved.

We also may be granted regulatory exclusivity for three years from approval of the Gestiva NDA because the use of 17P for the prevention of preterm birth in women who have a history of preterm delivery would be a new indication of a previously approved active ingredient. An award of three years of exclusivity to a drug product means that the FDA cannot approve an application submitted under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act or an abbreviated new drug application, or ANDA, for the same product for the same indication for three years. To obtain three-year exclusivity, the NDA covering a subject drug must include reports of new clinical investigations conducted by the sponsor that are essential to FDA approval of the new indication or dosage form. As we may not meet the guidelines for obtaining exclusivity there can be no assurance that we will receive three years of exclusivity.

Gestiva, if approved for the prevention of preterm birth in women who have a history of preterm delivery, may compete with compounding pharmacies selling 17P for the prevention of preterm birth. Our present and potential competitors include large compounding pharmacies. Delalutin, the previously approved version of 17P, has also been the subject of a suitability petition, which, if granted by the FDA, may permit the approval of a generic form of 17P, albeit it one not labeled for the prevention of recurrent preterm birth. However, availability of such a generic product would erode any market exclusivity that we may receive for Gestiva.

Moreover, because we have no patent covering the composition of 17P or the use of 17P for the prevention of preterm birth in women who have a history of preterm delivery, if an NDA covering the use of 17P for another indication is approved by the FDA, physicians could prescribe 17P labeled for other indications for patients at risk for preterm birth in women who have a history of preterm delivery. Monitoring and ensuring that patients who have a history of preterm delivery receive Gestiva rather than another form of 17P may be difficult and costly.

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

Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially owned in the aggregate approximately 20.3% of our common stock as of February 9, 2007. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to our stockholders.

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

Our stock price has been volatile. From December 10, 2004, the date of our initial public offering, through December 31, 2006, our stock has traded as high as $23.35 and as low as $10.97. The market price of our common stock may fluctuate substantially due to a variety of factors, including:

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

RISKS RELATING TO THE PROPOSED MERGER WITH CYTYC

Our proposed merger with Cytyc will be subject to business uncertainties; integration of the two businesses may be difficult to achieve, which may adversely affect operations.

The proposed merger with Cytyc involves the integration of two companies that previously have operated independently, which is a complex, costly and time-consuming process. The difficulties of combining the companies’ operations include, among other things:

•	Coordinating geographically disparate organizations, systems and facilities;

•	Potential conflicts between business cultures;

•	Integrating personnel with diverse business backgrounds;

•	Consolidating corporate and administrative functions;

•	Consolidating research and development, and manufacturing operations;

•	Coordinating sales and marketing functions;

•	Retaining key employees;

•	Preserving the research and development, collaboration, distribution, marketing, promotion and other important relationships of the two companies; and

•	Pursuant to certain of our third-party agreements, we will have to obtain the consent of the other party to assign such agreement pursuant to the proposed merger with Cytyc.

The merger involves risks related to the integration and management of technology, operations and personnel of two companies. The process of integrating operations and businesses will be a complex, time-consuming and expensive process and may disrupt their businesses if not completed in a timely and efficient manner. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could harm the business, results of operations, financial condition or prospects of the combined company after the merger. Additionally, uncertainty about the effect of the merger on our employees and customers may have an adverse effect on our company, and, consequently, the combined company.

Although we intend to take steps to reduce any adverse effects, we may not be successful in overcoming these risks or any other problems encountered in connection with the integration of the companies. This could cause customers and others that deal with our company to seek to change their existing business relationships with our company.

Failure to complete the merger could negatively impact our stock prices, future business and operations.

If the proposed merger is not completed for any reason, our financial results could be negatively affected because of the following:

•	the payment of a termination of $13.35 million to Cytyc under certain circumstances;

•	payment of certain costs related to the proposed merger, including the fees and/or expenses of our legal, accounting and financial advisors, even though the proposed merger was not completed;

•	the diversion of our management’s focus toward the merger instead of on our core business and other potential business opportunities;

•	a change in the price of our common stock to the extent that the current market price of our common stock reflects an assumption that the proposed merger will be completed;

•	uncertainty about the effect of the termination of the proposed merger upon our employees and customers; and

•	negative publicity and/or negative impression of our company in the investment community.

ADDITIONAL INFORMATION

We maintain Internet websites at http://www.adeza.com, http://www.fullterm.net and http://www.ffntest.com.  We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”), and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission.

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

EXECUTIVE OFFICERS

Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers and directors as of March 6, 2007.

Name	Age	Position(s)

Emory V. Anderson	53	President, Chief Executive Officer and Director
Mark D. Fischer-Colbrie	50	Senior Vice President, Finance and Administration and Chief Financial Officer
Durlin E. Hickok, MD, MPH	59	Senior Vice President, Medical Affairs
Marian E. Sacco	53	Senior Vice President, Sales and Marketing
Robert O. Hussa, PhD	65	Vice President, Research and Development

Emory V. Anderson has been our President and Chief Executive Officer and one of our directors since February 1997. From October 1992 to February 1997, Mr. Anderson was our Vice President and Chief Financial Officer. Prior to joining us, Mr. Anderson served as Executive Vice President and Chief Operating Officer of Indesys, Inc., a satellite data communications company, which he co-founded in 1984. Previously, he held the position of Director of Finance for Atari, Inc.

Mark D. Fischer-Colbrie has been our Senior Vice President of Finance and Administration since December 2006 and Chief Financial Officer since February 2001. From March 1992 to January 2001, Mr. Fischer-Colbrie served as Vice President, Finance and Administration and Chief Financial Officer for KeraVision, Inc., a vision correction company that filed for bankruptcy under federal bankruptcy laws in March 2001. He also held several financial positions at Maxtor Corporation from April 1986 through February 1992, including Vice President of Finance and Corporate Controller.

Durlin E. Hickok, MD, MPH, has been our Senior Vice President of Medical Affairs since December 2006 and Vice President of Medical Affairs since November 1998. From 1996 to 1998, Dr. Hickok was Vice President and Medical Director of Omnia, Inc., a women’s healthcare management company. He was also Chief of Obstetrics and Gynecology at the Virginia Mason Medical Center from 1993 to 1996, and Associate Director of Perinatal Medicine at Swedish Hospital Medical Center in Seattle, Washington from 1982 to 1993. Previously, he was an Assistant Professor at the University of Washington.

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

Marian E. Sacco has been our Senior Vice President of Sales and Marketing since December 2006 and Vice President of Sales and Marketing since September 1997. From 1996 to 1997, Ms. Sacco was the Vice President of Marketing at Behring Diagnostics. Previously, Ms. Sacco was the Director of Worldwide Oncology Business and Worldwide Marketing Manager for CBA Corning/Chiron Diagnostics from 1991 to 1996, and was the US Sales and Marketing Manager for Centocor Diagnostics from 1987 to 1991.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our headquarters in Sunnyvale, California in one leased facility of approximately 17,600 square feet, which contains our laboratory, research and development, manufacturing, sales and marketing and general administrative functions. In 2005, we entered into an additional facility lease for 5,000 square feet located in Sunnyvale, California. In 2006, we entered into an additional facility lease for 4,800 square feet located in Sunnyvale, California. All of our facility leases will expire on September 30, 2007, with two one year options to renew.

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

Our common stock trades publicly on The Nasdaq Global Select Market under the symbol “ADZA”. The following table sets forth, for the periods indicated, the quarterly high and low closing sales prices of our common stock for the periods indicated.

	Fiscal 2005
	Quarter 1	Quarter 2	Quarter 3	Quarter 4

High	$18.26	$16.98	$18.15	$21.62
Low	$12.18	$11.26	$15.71	$15.54

	Fiscal 2006
	Quarter 1	Quarter 2	Quarter 3	Quarter 4

High	$23.34	$22.05	$17.44	$18.31
Low	$18.65	$12.65	$13.50	$13.58

As of March 5, 2007, there were no outstanding shares of our preferred stock and 70 holders of record of 17,556,177 shares of our outstanding common stock. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Information required by this item regarding our equity compensation plans is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Use of Proceeds from Sale of Registered Securities

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

During the year ended December 31, 2006, we spent from the proceeds received from the offering, (i) approximately $27.7 million on sales and marketing efforts, (ii) approximately $6.9 million on research and development activities related to our continued product development efforts, including costs related to Gestiva, our drug candidate for the prevention of preterm birth in women who have a history of preterm delivery, and (iii) approximately $8.1 million on other general corporate purposes. The remaining proceeds from the offering have been placed in cash, cash equivalents and short-term investments for future use as needed.

Performance Graph

The following graphic representation shows a comparison of total stockholder return for holders of our common stock from December 2004, the date of our initial public offering, through December 31, 2006, compared with The NASDAQ Composite Index and the NASDAQ Medical Equipment Index . This graphic comparison is presented pursuant to the rules of the Securities and Exchange Commission.

COMPARISON OF 2 YEAR CUMULATIVE TOTAL RETURN*
Among Adeza Biomedical Corp, The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

*	$100 invested on 12/10/04 in stock or on 11/30/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the following statement of operations data for each of the three years ended December 31, 2006, 2005 and 2004 and the balance sheet data at December 31, 2006 and 2005 from our audited financial statements which we include elsewhere in this Form 10-K. We have derived our statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data at December 31, 2004, 2003 and 2002 from our audited financial statements that we do not include in this Form 10-K. The following selected financial data should be read in conjunction with our financial statements and the related notes and “Management’s discussion and analysis of financial condition and results of operations” appearing elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Statement of Operations Data:
Product sales	$51,983	$43,603	$33,596	$26,499	$14,277
Cost of product sales(1)	7,924	6,134	2,195	6,087	3,715

Gross profit	44,059	37,469	31,401	20,412	10,562
Contract revenues	—	—	—	—	1,059
Operating costs and expenses:
Selling and marketing	27,689	19,761	15,907	12,259	7,819
General and administrative	8,131	7,489	3,997	2,730	2,069
Research and development	6,903	5,092	2,451	2,001	2,047

Total operating costs and expenses	42,723	32,342	22,355	16,990	11,935

Income (loss) from operations(3)	1,336	5,127	9,046	3,422	(314)
Interest income (expense), net	4,693	2,689	233	(52)	(15)

Income (loss) before income taxes	6,029	7,816	9,279	3,370	(329)
Provision for (benefit from) income taxes(2)	3,502	(4,512)	410	135	—

Net income (loss)	$2,527	$12,328	$8,869	$3,235	$(329)

Net income (loss) per share:
Basic	$0.14	$0.73	$8.05	$17.78	$(1.82)

Diluted	$0.14	$0.69	$0.65	$0.26	$(1.82)

Shares used in computing net income (loss) per share:
Basic	17,476	16,883	1,102	182	181

Diluted	18,170	17,863	13,649	12,515	181

	As of December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$98,778	$89,722	$80,118	$12,092	$10,751
Working capital	106,378	96,736	81,267	9,653	6,195
Total assets	115,950	105,643	88,128	18,716	15,731
Convertible preferred stock	—	—	—	61,484	60,984
Accumulated deficit	(29,913)	(32,440)	(44,768)	(53,637)	(56,872)
Total stockholders’ equity (deficit)	107,101	97,405	81,711	(51,279)	(54,537)

(1)	Cost of product sales for the year ended December 31, 2004 includes a non-recurring reduction of accrued royalties and related royalty costs of $2.7 million.

(2)	Provision for (benefit from) income taxes for the year ended December 31, 2005 includes a non-recurring benefit from income taxes of $5.1 million primarily related to the positive impact from recording certain deferred tax assets.

(3)	Income from operations for the year ended December 31, 2006 included approximately $3.3 million in expenses related to FAS 123R.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

We design, develop, manufacture and market innovative products for women’s health. Our initial focus is on reproductive healthcare, using our proprietary technologies to predict preterm birth and assess infertility. Our primary product is the Fetal Fibronectin Test, that utilizes a single-use, disposable cassette, and is analyzed on our instrument, the TLiIQ System. This test is approved by the Food and Drug Administration, or FDA, for broad use in assessing the risk of preterm birth and is branded as FullTerm, the Fetal Fibronectin Test.

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

On October 20, 2006, we received an “approvable letter” from the U.S. Food and Drug Administration (FDA) with respect to our New Drug Application for Gestiva for the prevention of preterm birth in women with a history of preterm delivery. An approvable letter is an official notification from the FDA that the FDA may approve the company’s NDA if specific conditions are satisfied. The approvable letter for Gestiva requires the completion of an additional animal study and certain other conditions that must be satisfied prior to obtaining any final U.S. marketing approval. The approvable letter also outlines several post-approval clinical requirements, which are consistent with recommendations made by the FDA advisory committee in August 2006. Satisfying the conditions will require both time and expense. We cannot be certain when we will obtain FDA approval for Gestiva, if at all.

We entered into a Merger Agreement with Cytyc and Augusta Medical Corporation on February 11, 2007 whereby Augusta Medical Corporation commenced a tender offer to purchase all of the outstanding shares of our common stock at a price of $24.00 per share. Following the completion of the tender offer, which is scheduled to expire at 12:00 midnight, New York City time, on March 16, 2007, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement and in accordance with the relevant portions of the Delaware General Corporation Law (the “DGCL”), it is anticipated that Augusta Medical Corporation will be merged with and into Adeza with Adeza as the surviving corporation, whereby each issued and outstanding share of our common stock not directly or indirectly owned by Cytyc, Augusta Medical Corporation or Adeza will be converted into the right to receive the offer price of $24.00 per share. The purchase price is expected to be approximately $450 million, which will be paid by Cytyc at closing in cash. The acquisition is expected to close in the first half of 2007 and possibly as early as the end of March 2007.

A number of factors could prevent us from completing the merger with Cytyc, including but not limited to the failure to satisfy the conditions set forth in the Merger Agreement. If we do not complete the proposed merger with Cytyc for any reason, our business may be negatively impacted due to (i) the payment of a $13.35 million termination fee to Cytyc upon certain circumstances; (ii) the diversion of our management’s focus toward the proposed merger rather than our core business and other potential business opportunities; (iii) a change in the price of our common stock to the extent that the current market price reflects an assumption that the proposed merger will be completed; (iv) uncertainty about the effect of the termination of the proposed merger upon our employees and customers; and (v) negative publicity and/or negative impression of our company in the investment community.

In connection with the proposed merger, we have incurred and will continue to incur certain expenses, including fees and/or expenses of our legal, accounting and financial advisors. Even if we do not complete the proposed merger, we must pay for services rendered by these advisors, which total approximately $1.5 million as of February 28, 2007. Our discussion below assumes that we will continue forward as a separate corporate entity. If the proposed merger is consummated, we will be operated as a wholly owned subsidiary of Cytyc, and some of our expenses may be reduced through integration of the operations of both companies.

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

With respect to sales to distributors, revenue is generally recognized upon shipment, as the title, risks and rewards of ownership of the products pass to the distributors and the selling price of our product is fixed and determinable at that point. The selling prices on sales to a certain distributor through June 30, 2002 were not fixed and determinable until the distributor shipped the products to the end user. Consequently, for this distributor, we recognized revenue only after the shipment of product to the end user. Additionally, on July 1, 2002, we entered into a services agreement with a laboratory and fulfillment company. Under the terms of this agreement, this company provided certain domestic product distribution and testing services for us. Through September 30, 2005, we recognized revenue upon the shipment of products from this company to the end user as the title, risks and rewards of ownership of the products pass from us to the end user at that time. On October 1, 2005, we discontinued using this laboratory for fulfillment purposes and instead performed the testing ourselves and shipped the product from our facility. Revenue related to these products is generally recognized upon shipment.

Valuation of Inventory

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

Stock-Based Compensation Expense

On January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Financial Accounting Standard (“SFAS”) 123R. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock- based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Upon adoption of SFAS 123(R), we used a blended historical volatility in deriving the expected volatility assumption as allowed under SFAS 123(R) and Staff Accounting Bulletin No. 107, or SAB 107. The blended historical volatility was based on a blend of our own historical experience and our peer group historical experience. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of our stock options. The expected term of stock options was based on a blend of our own historical experience and our peer group historical experience. As stock-based compensation expense recognized in the Statements of Income for the year ended December 31, 2006 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Forfeitures were estimated based on our historical experience. We recorded stock-based compensation expense related to all of our options of $3,340,000, $1,089,000, and $749,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2005, in connection with the grant of stock options to employees and directors, any deferred stock compensation was recorded as a component of stockholders’ equity. Deferred stock compensation was amortized as a charge to operations over the vesting periods of the options using the straight-line method. As of December 31, 2005, we had $2.6 million of deferred stock compensation that was scheduled to be expensed over the next four years subject to vesting requirements. However, this balance was subsequently reversed in conjunction with the adoption of SFAS 123R. As of December 31, 2006, we had no deferred stock compensation.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

See Note 6 of our Financial Statements for further information regarding stock-based compensation.

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

Income Taxes

We make estimates and judgments in determining income tax expense. These estimates and judgments occur in the calculation of tax credits and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. The income tax provision will also be impacted by the effect of non-deductible stock option compensation expense due to the adoption of SFAS No. 123R. The effective tax rate will be negatively impacted by incentive stock option compensation expense. Also, SFAS No. 123R requires the tax benefit of stock option deductions relating to incentive stock options be recorded in the period of disqualifying dispositions. Changes in these estimates and the impact of SFAS No. 123R may result in significant increases or decreases to our tax provision in subsequent periods, which in turn would affect net income.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed our deferred tax assets at the end of 2006 and determined that it was more likely than not that we would be able to realize approximately $5,128,000 of net deferred tax assets based upon our forecast of future taxable income and other relevant factors.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is effective for us as of January 1, 2008. We do not believe that the adoption of SFAS 157 will materially impact our results of operations, financial position or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to FASB Statement 109, Accounting for Income Taxes. Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to adopt FIN 48 at the beginning of its fiscal year 2007. Differences between the amounts recognized in the statements of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. We do not expect the adoption of FIN 48 to have a material impact on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of product sales of certain items in our Statements of Income.

	Years Ended December 31,
	2006	2005	2004

Product sales	100.0%	100.0%	100.0%
Cost of product sales	15.2%	14.1%	6.5%

Gross profit	84.8%	85.9%	93.5%
Operating costs and expenses:
Selling and marketing	53.3%	45.3%	47.3%
General and administration	15.6%	17.2%	11.9%
Research and development	13.3%	11.7%	7.3%

Total operating costs and expenses	82.2%	74.2%	66.5%

Income from operations	2.6%	11.7%	27.0%
Interest income (expense) and other, net	9.0%	6.2%	0.7%

Income before income taxes	11.6%	17.9%	27.7%
Provision for (benefit from) income taxes	6.7%	(10.4)%	1.2%

Net income	4.9%	28.3%	26.5%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

Product Sales

Our product sales are derived primarily from the sale of our disposable FullTerm, The Fetal Fibronectin Test. In addition, we derive a small portion of our revenues from the sale of TLiIQ Systems and other products. We currently use distributors for sales outside of the United States and Canada. Our business has been in the past and may continue to be seasonal and is affected by customer ordering patterns, which may involve quarterly or semi-annual orders, as well as other factors which may cause quarterly variances in our sales. As a result, our sales may not increase in sequential quarters and our net income may fluctuate significantly.

	Year Ended December 31,		%
	2006	2005	Change
	(Dollars in thousands)

Product sales	$51,983	$43,603	19.2%

The $8.4 million increase in product sales for the year ended December 31, 2006, compared to the year ended December 31, 2005, was primarily attributable to increased sales volume of our Fetal Fibronectin Test cassettes.

Geographic sales information is based on the location of the end customer. The following is a summary of product sales by geographic region for the years ended December 31, 2006 and December 31, 2005:

	Year Ended December 31,		%
	2006	2005	Change
	(Dollars in thousands)

United States	$50,377	$42,600	18.3%
Percentage of total product sales	96.9%	97.7%
International	$1,606	$1,003	60.1%
Percentage of total product sales	3.1%	2.3%

International sales, as well as sales in the United States, remained relatively consistent as a percentage of total product sales for the year ended December 31, 2006, compared to the year ended December 31, 2005. We expect international sales, as a percentage of total product sales, to remain relatively consistent for the year ending December 31, 2007.

Cost of Product Sales

Our cost of product sales represents the cost of materials, direct labor and overhead associated with the manufacture of our products, and delivery charges, lab services and royalties.

	Year Ended December 31,		%
	2006	2005	Change
	(Dollars in thousands)

Cost of product sales	$7,924	$6,134	29.2%
Percentage of product sales	15.2%	14.1%

The increase in cost of product sales, as a percentage of product sales, for the year ended December 31, 2006, compared to the year ended December 31, 2005 was primarily due to a slight increase in overhead spending.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty costs are generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

	Year Ended December 31,		%
	2006	2005	Change
	(Dollars in thousands)

Royalty costs	$3,116	$2,699	15.5%
Percentage of product sales	6.0%	6.2%

The increase in royalty costs for the year ended December 31, 2006, compared to the year ended December 31, 2005, was primarily due to the increase in sales volume over the respective periods. As a percentage of product sales, royalty costs remained relatively consistent for the years ended December 31, 2006 and December 31, 2005.

We expect royalty costs as a percentage of product sales to fluctuate since royalty costs are dependent on several factors, including the level and type of sales and the level of allowed deductions. However, we believe royalty costs as a percentage of product sales will remain below 6.5% for the year ended December 31, 2007, assuming no new licenses involving royalties are required.

Gross Profit

	Year Ended December 31,		%
	2006	2005	Change
	(Dollars in thousands)

Gross profit	$44,059	$37,469	17.6%
Percentage of product sales	84.8%	85.9%

Gross margins, or gross profit as a percentage of sales, for the year ended December 31, 2006, compared to the year ended December 31, 2005, remained relatively consistent.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel and sales force incentive compensation and costs related to travel, tradeshows, promotional materials and programs, advertising and healthcare provider education materials and events.

	Year Ended December 31,		%
	2006	2005	Change
	(Dollars in thousands)

Sales and marketing expenses	$27,689	$19,761	40.1%
Percentage of product sales	53.3%	45.3%

The $7.9 million increase in sales and marketing expenses for the year ended December 31, 2006, compared to the year ended December 31, 2005, was primarily attributable to (i) an increase of $4.9 million related to the expansion of our direct sales force and associated costs, (ii) an increase of $1.9 million due to marketing programs, and (iii) an increase of $1.1 million in stock-based compensation expense, primarily associated with the adoption of SFAS No. 123R on January 1, 2006.

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

	Year Ended December 31,		%
	2006	2005	Change
	(Dollars in thousands)

General and administrative expenses	$8,131	$7,489	8.6%
Percentage of product sales	15.6%	17.2%

The $0.6 million increase in general and administrative expenses for the year ended December 31, 2006, compared to the year ended December 31, 2005, was primarily attributable to (i) an increase of $0.9 million in stock-based compensation expense, primarily associated with the adoption of SFAS No. 123R on January 1, 2006 and (ii) an increase of $0.5 million in costs associated with the increased on-going costs of operations as a public company, including personnel costs, and the timing of billings for professional services related to audit and tax services. These increases were partially offset by a decrease of $0.8 million in legal fees and other general costs.

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

	Year Ended December 31,		%
	2006	2005	Change
	(Dollars in thousands)

Research and development expenses	$6,903	$5,092	35.6%
Percentage of product sales	13.3%	11.7%

The $1.8 million increase in research and development expenses for the year ended December 31, 2006, compared to the year ended December 31, 2005, was primarily attributable to an increase in costs associated with our continued product development efforts, including costs related to Gestiva, our drug candidate for the prevention of preterm birth in women who have a history of preterm delivery.

We expect that our research and development costs will increase as a result of our continued product development efforts. We also expect our employee-related costs to increase, including stock-based compensation expense. In addition, significant costs may be incurred related to pre-clinical and clinical requirements to be incurred before and after any potential FDA approval for Gestiva.

On October 20, 2006, we received an “approvable letter” from the U.S. Food and Drug Administration (FDA) with respect to our New Drug Application for Gestiva for the prevention of preterm birth in women with a history of preterm delivery. An approvable letter is an official notification from the FDA that the FDA may approve the company’s NDA if specific conditions are satisfied. The approvable letter for Gestiva requires the completion of an additional animal study and certain other conditions that must be satisfied prior to obtaining final U.S. marketing approval. The approvable letter also outlines several post-approval clinical requirements, which are consistent with recommendations made by the FDA advisory committee in August 2006. Satisfying the conditions will require both time and expense. We cannot be certain when we will obtain FDA approval for Gestiva, if at all.

Interest Income

Interest income consists primarily of interest income generated from our investments in commercial paper, money market funds and corporate debt.

	Year Ended December 31,		%
	2006	2005	Change
	(Dollars in thousands)

Interest income	$4,693	$2,689	74.5%
Percentage of product sales	9.0%	6.2%

The $2.0 million increase in interest income for the year ended December 31, 2006, compared to the year ended December 31, 2005, was primarily attributable to an increase in the levels of cash and cash equivalents, as well as higher average interest rates.

Provision for Income Taxes

	Year Ended December 31,		%
	2006	2005	Change
	(Dollars in thousands)

Provision for income taxes	$3,502	$(4,512)	(177.6)%
Percentage of product sales	6.7%	(10.3)%

We recorded a provision for income taxes of $3.5 million for the year ended December 31, 2006, related to federal and state taxes, compared to a benefit from income taxes of $4.5 million for the year ended December 31, 2005. Our effective tax rate for the year ended December 31, 2006 and 2005 was 58.1% and (57.7)%, respectively.

For the year ended December 31, 2006 and 2005, the provision for income taxes is based on our annual effective tax rate in compliance with SFAS 109. The annual effective tax rate was calculated on the basis of our expected level of profitability that results in federal and state income taxes. The income tax provision will also be impacted by the effect of non-deductible stock option compensation expense due to the adoption of SFAS No. 123R. The effective tax rate will be negatively impacted by incentive stock option compensation expense. Also, SFAS No. 123R requires the tax benefit of stock option deductions relating to incentive stock options be recorded in the period of disqualifying dispositions. Changes in these estimates and the impact of SFAS No. 123R may result in significant increases or decreases to our tax provision in a subsequent periods, which in turn would affect net income.

For the year ended December 31, 2006, the difference between the provision for income tax that would be derived by applying the statutory rate to our income before tax and the provision actually recorded is primarily due to the impact of non- deductible 123R stock option compensation expenses and state income taxes. For the year ended December 31, 2005, the difference between the provision for income tax that would be derived by applying the statutory rate to our income before tax and the provision benefit actually recorded is primarily due to the benefit of operating loss carryforwards that reduced the provision offset by federal alternative minimum tax and state income tax.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of its deferred tax assets by assessing its valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed our deferred tax assets at the end of 2006 and determined that it was more likely than not that we would be able to realize our net deferred tax assets based upon our forecast of future taxable income and other relevant factors. Changes to the realization of the net deferred tax assets or to our income taxes payable would have an impact to our tax provision and in turn would affect net income.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

Product Sales

	Year Ended December 31,
	2005	2004	Change ($)	Change (%)
	(In millions)

Product sales	$43.6	$33.6	$10.0	29.8%

The growth in sales was primarily due to an approximate $10.1 million increase in sales volume of Fetal Fibronectin Test cassettes and a slight increase in average selling prices, partially offset by slight decreases in revenue from the sale of other products of approximately $0.1 million.

Cost of Product Sales

	Year Ended December 31,
	2005	2004	Change ($)	Change (%)
	(In millions)

Cost of product sales	$6.1	$2.2	$3.9	177.3%

The increase in cost of product sales in 2005 as compared to 2004 was primarily the result of a non-recurring reduction in 2004 of accrued royalties of $2.7 million attributable to royalties accrued under a license agreement that we determined, based upon legal interpretation of the arrangement, were in excess of amounts recorded. As a percentage of revenue, cost of product sales was 14.1% for the year ended December 31, 2005 as compared to 14.6% in 2004, which excludes the effect of the non-recurring reduction in accrued royalties.

Gross Profit

	Year Ended December 31,
	2005	2004	Change ($)	Change (%)
	(In millions)

Gross profit	$37.5	$31.4	$6.1	19.3%

The gross profit increase was primarily due to increased sales partially offset by the non-recurring reduction in accrued royalties in 2004 of $2.7 million and increased standard product costs from increased unit sales. Gross margin was 85.9% for the year ended December 31, 2005 as compared to 85.4%, excluding the non-recurring reduction in accrued royalties of $2.7 million, in 2004.

Selling and Marketing

	Year Ended December 31,
	2005	2004	Change ($)	Change (%)
	(In millions)

Selling and marketing expenses	$19.8	$15.9	$3.9	24.2%

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

General and Administrative

	Year Ended December 31,
	2005	2004	Change ($)	Change (%)
	(In millions)

General and administrative expenses	$7.5	$4.0	$3.5	87.4%

General and administrative expenses as a percentage of product sales were 17.2% and 11.9% for the years ended December 31, 2005 and 2004, respectively. The increases were primarily attributable to costs such as personnel costs and the timing of billings for professional services related to audit and tax services associated with being a public company of $2.9 million, other general facility costs of $0.3 million, costs associated with accruals for sales tax of $0.3 million and amortized deferred compensation costs of $0.2 million all partially offset by a decrease in patent expense of $0.2 million. We expect our general and administrative expenses to increase in 2006 primarily related to costs associated with being a public company and anticipated increased headcount.

Research and Development

	Year Ended December 31,
	2005	2004	Change ($)	Change (%)
	(In millions)

Research and development expenses	$5.1	$2.5	$2.6	107.8%

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

Interest Income

	Year Ended December 31,
	2005	2004	Change ($)	Change (%)
	(In millions)

Interest income	$2.7	$0.2	$2.5	1250%

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

Our effective tax rate for the year ended December 31, 2005 is (57.7%) as compared to 4.4% for the year ended December 31, 2004. The effective tax rate for the 2005 period differs from the federal statutory rate of 34% principally due to the benefit derived by reversing a portion of the valuation allowance on our deferred tax assets in the current year net of non-deductible stock compensation charges and miscellaneous other items. The effective tax rate of 4.4% for 2004 differs from the statutory rate of 34% principally due to the use of previously unbenefitted net operating loss carryforwards net of miscellaneous non-deductible items and state income tax expense. As of December 31, 2005, we had federal net operating loss carry forwards of approximately $14,800,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, and short-term investments balances as of December 31, 2006 and December 31, 2005 are summarized as follows:

	As of	As of
	December 31,	December 31,
	2006	2005
	(Dollars in thousands)

Cash and cash equivalents	$45,921	$89,722
Short-term investments	52,857	—

Total cash and cash equivalents, and short-term investments	$98,778	$89,722

Since our inception, our operations have been primarily financed through public and private equity investments, working capital provided by our product sales, and research and development contracts. Our cash and cash equivalents were $45.9 million as of December 31, 2006, which have original maturities of three months or less. Our short-term investments were $52.9 million as of December 31, 2006, which have original maturities of greater than three months and less than one year.

Our operating, investing and financing activities for the years ended December 31, 2006 and December 31, 2005 are summarized as follows:

	Year Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Net cash provided by operating activities	$5,851	$7,811
Net cash used in investing activities	(53,135)	(224)
Net cash provided by financing activities	3,483	2,017

Net increase (decrease) in cash and cash equivalents	$(43,801)	$9,604

Operating Activities

Our operating activities generated cash of $5.9 million during the year ended December 31, 2006, compared to generating cash of $7.8 million during the year ended December 31, 2005. This $1.9 million decrease in net cash generated from operating activities was primarily driven by a decrease in net income, excluding non-cash charges, of $10.6 million, which was partially offset by an increase in working capital sources of cash of $8.7 million. The major contributing factors to the $8.7 million increase in working capital sources of cash included a decrease in the deferred tax asset, a higher cash flow from the collection of accounts receivables and an increase in accounts payable, which were partially offset by an decrease in other accrued liabilities and an increase in prepaid expenses and other assets.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of product shipments, the rate of collections of accounts receivable, inventory management, the timing of tax and other payments, and our ability to manage other areas of working capital.

Investing Activities

Our investing activities consumed cash of $53.1 million during the year ended December 31, 2006, compared to consuming cash of $0.2 million during the year ended December 31, 2005. Cash consumed by investing activities for the year ended December 31, 2006 was related to the purchase of short-term investments of $52.9 million and the purchase of property and equipment of $0.3 million. Cash consumed by investing activities for the year ended December 31, 2005 was related to the purchase of property and equipment.

Financing Activities

Our financing activities generated cash of $3.6 million during the year ended December 31, 2006, compared to generating cash of $2.0 million during the year ended December 31, 2005. Cash generated from financing activities for the year ended December 31, 2006 was due to a tax benefit from share-based payments and the proceeds from the exercise of employee stock options. Cash generated from financing activities for the year ended December 31, 2005 was due to proceeds from the exercise of employee stock options.

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

Contractual Obligations

The Company’s contractual obligations include operating lease obligations, purchase obligations for the procurement of materials that are required to produce its products for sale, and royalty commitments associated with the shipment and licensing of certain products. Royalty costs are generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. As of December 31, 2006, we had a facility lease which included a one-year term expiring on September 30 2007, as well as an operating lease for a telephone system. We had no long-term debt, capital lease obligations, long-term purchase agreements or other commitments.

The impact that our contractual obligations as of December 31, 2006 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due in
					2010 and
Contractual Obligations	Total	2007	2008	2009	thereafter

Operating lease obligations(1)	$269	$219	$25	13	12
Royalties accrued	$1,628	1,628	—	—	—

Total	$1,897	$1,847	$25	$13	$12

(1)	This represents the future minimum lease payments.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	success of our product sales and related collections;

•	future expenses to expand and support our sales and marketing activities;

•	costs relating to changes in regulatory policies or laws that affect our operations;

•	maintaining and expanding our manufacturing capacity;

•	the level of investment in research and development and clinical trials required to maintain and improve our technology position;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

•	our need or decision to acquire or license businesses, products or technologies.

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

Our exposure to interest rate risk at December 31, 2006 is related to the investment of our excess cash into highly liquid financial investments with original maturities of less than one year. We invest in short-term investments in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. Due to the short term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Adeza Biomedical Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Adeza Biomedical Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Adeza Biomedical Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Adeza Biomedical Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Adeza Biomedical Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Adeza Biomedical Corporation as of December 31, 2006 and 2005, and the related statements of income, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 12, 2007

(c)	Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

(b)	Exhibits

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.2(1)	Amended and Restated Bylaws
4	.1(1)	Specimen Stock Certificate.
10	.1(1)*	1995 Stock Option and Restricted Stock Plan.
10	.2(2)*	2004 Equity Incentive Plan.
10	.3(1)	Exclusive License Agreement, dated August 12, 1992, between Adeza and the Fred Hutchinson Cancer Research Center, together with the First Amendment to Exclusive License Agreement and Consent dated May 9, 1996 and Amendment No. 1 to Exclusive License Agreement dated April 30, 1998.†
10	.4(1)	Investors’ Rights Agreement, dated September 19, 2001, between Adeza and certain Stockholders of Adeza.
10	.5(1)	License Agreement, dated July 25, 1997, between Adeza and the Trustees of the University of Pennsylvania.†
10	.6(1)	Agreement and Release, dated March 3, 1998, between Adeza and Matria Healthcare, Inc.†
10	.7(1)	Net Industrial Space Lease, dated July 7, 1999, between Adeza and Tasman V, LLC.
10	.8(3)	Third Amendment to the Net Industrial Space Lease, dated July 15, 2005 between Adeza and Tasman V, LLC.
10	.9(3)	Net Industrial Space Lease, dated July 1, 2005, between Adeza and Tasman V, LLC.
10	.10(1)	Service Agreement, dated as of March 31, 1999, between Adeza and Ventiv Health U.S. Sales LLC (formerly known as Snyder Healthcare Sales Inc.), together with First Amendment to Service Agreement dated March 8, 2002, Second Amendment to Service Agreement dated July 22, 2002, and Third Amendment to Service Agreement dated May 15, 2004.†
10	.11(1)	Warrant to Purchase Shares of Series 3 Preferred Stock, dated March 23, 1999, between Adeza and Transamerica Business Credit Corporation and its assignees.
10	.12(1)	Form of Indemnification Agreement for Directors and Officers.
10	.13(1)	Agreement, dated December 24, 1998, between Adeza and Unilever PLC.†
10	.14(1)	Second Amendment to Lease, dated October 12, 2004, between Adeza and Tasman V, LLC.
10	.15(1)*	Management Continuity Agreement, dated October 21, 2004, between Adeza and Emory Anderson.
10	.16(1)*	Management Continuity Agreement, dated October 21, 2004, between Adeza and Mark Fischer-Colbrie.

Exhibit
Number		Description

10	.17(1)*	Form of Management Continuity Agreement, dated October 21, 2004, between Adeza and Durlin Hickok, Robert Hussa and Marian Sacco.
10	.18(4)	Net Industrial Space Lease, executed on September 19, 2006, between Adeza and Tasman V, LLC.
10.19		Fifth Amendment to Service Agreement, dated as of December 11, 2006, between Adeza and Ventiv Commercial Services, LLC (formerly known as Ventiv Pharma Services, LLC and Ventiv Health U.S. Sales, LLC.††
10	.20 *	Management Continuity Agreement, dated January 12, 2007, between Adeza and Emory Anderson.
10	.21 *	Management Continuity Agreement, dated January 12, 2007, between Adeza and Mark Fischer-Colbrie.
10	.22 *	Management Continuity Agreement, dated January 12, 2007, between Adeza and Durlin Hickok.
10	.23 *	Management Continuity Agreement, dated January 12, 2007, between Adeza and Robert Hussa.
10	.24 *	Management Continuity Agreement, dated January 12, 2007, between Adeza and Marian Sacco.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Powers of Attorney (included on signature page).
31.1		Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Emory V. Anderson.
31.2		Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Mark D. Fischer-Colbrie.
32.1		Certification pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson.
32.2		Certification pursuant to 18 U.S.C. Section 1350 of Mark D. Fischer-Colbrie.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-118012) initially filed with the Securities and Exchange Commission on August 6, 2004.

(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration No. 333-122430) filed with the Securities and Exchange Commission on January 31, 2005.

(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006, as amended.

(4)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2006.

*	Management compensatory plan or contract.

†	Confidential Treatment granted. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

††	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of this exhibit under Rule 406 of the Securities Act of 1933. Omitted material for which confidential treatment has been separately requested has been separately filed with the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Adeza Biomedical Corporation

We have audited the accompanying balance sheets of Adeza Biomedical Corporation as of December 31, 2006 and 2005, and the related statements of income, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adeza Biomedical Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, in fiscal year 2006 Adeza Biomedical Corporation changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Adeza Biomedical Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 12, 2007

ADEZA BIOMEDICAL CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$45,921	$89,722
Short-term investments	52,857	—
Accounts receivable, net of allowance of $323 and $435 at December 31, 2006 and 2005, respectively	9,576	9,182
Inventories	983	849
Prepaid expenses and other current assets	951	292
Current deferred tax asset	4,939	4,929

Total current assets	115,227	104,974
Property and equipment, net	454	348
Non-current deferred tax asset	189	193
Intangible assets, net	80	128

Total assets	$115,950	$105,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,368	$1,994
Accrued compensation	2,577	2,216
Accrued royalties	1,628	1,427
Other accrued liabilities	1,527	1,246
Taxes payable	703	1,322
Deferred revenue	46	33

Total current liabilities	8,849	8,238
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 17,548 and 17,376 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	17	17
Additional paid-in capital	136,988	132,432
Deferred compensation	—	(2,604)
Accumulated other comprehensive income	9	—
Accumulated deficit	(29,913)	(32,440)

Total stockholders’ equity	107,101	97,405

Total liabilities and stockholders’ equity	$115,950	$105,643

See accompanying notes to financial statements.

ADEZA BIOMEDICAL CORPORATION

STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except
	per share amounts)

Product sales	$51,983	$43,603	$33,596
Cost of product sales	7,924	6,134	2,195

Gross profit	44,059	37,469	31,401
Operating costs and expenses:
Sales and marketing	27,689	19,761	15,907
General and administrative	8,131	7,489	3,997
Research and development	6,903	5,092	2,451

Total operating costs and expenses	42,723	32,342	22,355
Income from operations	1,336	5,127	9,046
Interest income	4,693	2,689	233

Income before provision for income taxes	6,029	7,816	9,279
Provision for (benefit from) income taxes	3,502	(4,512)	410

Net income	$2,527	$12,328	$8,869

Net income per share:
Basic	$0.14	$0.73	$8.05

Diluted	$0.14	$0.69	$0.65

Shares used to compute net income per share:
Basic	17,476	16,883	1,102

Diluted	18,170	17,863	13,649

See accompanying notes to financial statements.

ADEZA BIOMEDICAL CORPORATION

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated		Total
	Convertible				Additional		Other		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit)

Balances at December 31, 2003	15,409	$61,484	182	$—	$2,358	$—	$—	$(53,637)	$(51,279)
Deferred compensation related to stock options issued to employees	—	—	—	—	3,625	(3,625)	—	—	—
Stock-based compensation related to stock options issued to nonemployees	—	—	—	—	356	—	—	—	356
Amortization of deferred compensation related to stock options issued to employees	—	—	—	—	—	393	—	—	393
Exercise of stock options at $0.32 to $10.00 per share for cash	—	—	9	—	23	—	—	—	23
Shares issued in initial public offering, net of offering costs of $7,135	—	—	4,313	5	61,860	—	—	—	61,865
Conversion of preferred stock to common stock	(15,409)	(61,484)	11,957	11	61,473	—	—	—	61,484
Net and comprehensive income	—	—	—	—	—	—	—	8,869	8,869

Balances at December 31, 2004	—	$—	16,461	$16	$129,695	$(3,232)	$—	$(44,768)	$81,711
Deferred compensation related to stock options issued to employees	—	—	—	—	411	(411)	—	—	—
Stock-based compensation related to stock options issued to nonemployees	—	—	—	—	50	—	—	—	50
Amortization of deferred compensation related to stock options issued to employees	—	—	—	—	—	1,039	—	—	1,039
Exercise of stock options and warrants at $0.32 to $13.55 per share for cash	—	—	915	1	2,016	—	—	—	2,017
Tax benefit of disqualifying dispositions	—	—	—	—	260	—	—	—	260
Net and comprehensive income	—	—	—	—	—	—	—	12,328	12,328

Balances at December 31, 2005	—	$—	17,376	$17	$132,432	$(2,604)	$—	$(32,440)	$97,405

Deferred compensation related to stock options issued to employees	—	—	—	—	(2,604)	2,604	—	—	—
Stock-based compensation related to stock options issued to nonemployees	—	—	—	—	37	—	—	—	37
Stock-based compensation related to stock options issued to employees	—	—	—	—	3,303	—	—	—	3,303
Exercise of stock options and warrants at $0.97 to $17.17 per share for cash	—	—	172	—	573	—	—	—	573
Tax benefit of disqualifying dispositions	—	—	—	—	3,247	—	—	—	3,247
Components of Comprehensive income:
Net income	—	—	—	—	—	—	—	2,527	2,527
Unrealized gain on available-for-sal e investments, net of tax	—	—	—	—	—	—	9	—	9

Comprehensive income									2,536

Balances at December 31, 2006	—	$—	17,548	$17	$136,988	$—	$9	$(29,913)	$107,101

See accompanying notes.

ADEZA BIOMEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$2,527	$12,328	$8,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220	192	169
Stock-based compensation expense	3,340	1,089	749
Tax benefit from share-based payments	(2,910)	260	—
Other non-cash charges	—	—	7
Changes in operating assets and liabilities:
Accounts receivable	(394)	(2,554)	(1,334)
Inventories	(134)	(182)	(77)
Prepaid expenses and other assets	(650)	(21)	(7)
Deferred tax asset	(6)	(5,122)	—
Accounts payable	374	(756)	322
Accrued compensation	361	353	188
Accrued royalties	201	420	(2,442)
Other accrued liabilities	2,909	1,816	207
Deferred revenue	13	(12)	(369)

Net cash provided by operating activities	5,851	7,811	6,282

Cash flows from investing activities:
Purchases of short-term investments	(52,857)	—	—
Purchases of property and equipment	(278)	(224)	(144)

Net cash used in investing activities	(53,135)	(224)	(144)

Cash flows from financing activities:
Tax benefit from share-based payments	2,910	—	—
Net proceeds from issuances of common stock	573	2,017	61,888

Net cash provided by financing activities	3,483	2,017	61,888

Net increase (decrease) in cash and cash equivalents	(43,801)	9,604	68,026
Cash and cash equivalents at beginning of year	89,722	80,118	12,092

Cash and cash equivalents at end of year	$45,921	$89,722	$80,118

Supplemental cash flow information
Cash paid for income taxes	$205	$634	$312

See accompanying notes to financial statements.

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company entered into a Merger Agreement with Cytyc and Augusta Medical Corporation on February 11, 2007 whereby Augusta Medical Corporation commenced a tender offer to purchase all of the outstanding shares of the Company’s common stock at a price of $24.00 per share. Following the completion of the tender offer, which is scheduled to expire at 12:00 midnight, New York City time, on March 16, 2007, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement and in accordance with the relevant portions of the Delaware General Corporation Law (the “DGCL”), it is anticipated that Augusta Medical Corporation will be merged with and into Adeza with Adeza as the surviving corporation, whereby each issued and outstanding share of our common stock not directly or indirectly owned by Cytyc, Augusta Medical Corporation or Adeza will be converted into the right to receive the offer price of $24.00 per share. The purchase price is expected to be approximately $450 million, which will be paid by Cytyc at closing in cash. The acquisition is expected to close in the first half of 2007 and possibly as early as the end of March 2007.

A number of factors could prevent the Company from completing the merger with Cytyc, including but not limited to the failure to satisfy the conditions set forth in the Merger Agreement. If the Company does not complete the proposed merger with Cytyc for any reason, the Company’s business may be negatively impacted due to (i) the payment of a $13.35 million termination fee to Cytyc upon certain circumstances; (ii) the diversion of the Company’s management’s focus toward the proposed merger rather than its core business and other potential business opportunities; (iii) a change in the price of the Company’s common stock to the extent that the current market price reflects an assumption that the proposed merger will be completed; (iv) uncertainty about the effect of the termination of the proposed merger upon the Company’s employees and customers; and (v) negative publicity and/or negative impression of the Company in the investment community.

In connection with the proposed merger, the Company has incurred and will continue to incur certain expenses, including fees and/or expenses of its legal, accounting and financial advisors. Even if the Company does not complete the proposed merger, it must pay for services rendered by these advisors, which total approximately $1.5 million as of February 28, 2007. The Company’s discussion below assumes that it will continue forward as a separate corporate entity. If the proposed merger is consummated, the Company will be operated as a wholly owned subsidiary of Cytyc, and some of the Company’s expenses may be reduced through integration of the operations of both companies.

Basis of Presentation

The Company operates in one business segment, women’s health products. In the year ended December 31, 2006, the Company reported shipping costs billed to its customers as product sales and the related expense as cost of products sold. In the years ended December 31, 2005 and 2004, the Company reported $0.2 million and $0.1 million, respectively, in net shipping costs as cost of products sold.

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenue from product sales is recognized when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectibility is reasonably assured. Revenue from laboratory services is recognized as tests are performed.

Effective July 1, 2002, the Company entered into a services agreement with a national laboratory that performed diagnostic tests. Under the terms of the agreement, the laboratory provided certain domestic product distribution and testing services for the Company. Through September 30, 2005, the Company recognized revenue upon the shipment of products to the end user from the national laboratory as the title, risks and rewards of ownership of the products pass from the Company to the end user at that time. On October 1, 2005, the Company discontinued using this national laboratory for fulfillment purposes and the Company began to recognize revenue upon shipment of our products from the Company’s manufacturing facilities.

During 2006, revenue on the Company’s product sales was recognized upon shipment to distributors or customers as the title, risks, and rewards of ownership of the products pass to the distributors or customers, and the selling price of the Company’s products was fixed and determinable at that point. Any advance payments received in excess of revenue recognized are classified as deferred revenue on the accompanying balance sheets. Customers have the right to return products that are defective. There are no other return rights.

During the years ended December 31, 2006, 2005 and 2004, 97%, 98%, and 97%, respectively, of the Company’s product revenues were derived from customers located in the US. Our product sales are derived primarily from the sale of our disposable Fetal Fibronectin Test cassettes.

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

	Year Ended
	December 31,
	2006	2005

Balance at beginning of year	$30	$31
Charges to cost of product sales	36	30
Warranty costs incurred	(32)	(34)
Change in estimate related to accrued warranty costs	5	3

Balance at end of year	$39	$30

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

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Concentrations of Risk

Cash, cash equivalents, short-term investments and accounts receivable are financial instruments which potentially subject Adeza to concentrations of credit risk. Adeza primarily invests in money market funds, and, by policy, limits the amount in any one type of investment, other than securities issued or guaranteed by the U.S. government. Adeza has not experienced any material credit losses and does not generally require collateral on receivables. For the year ended December 31, 2006 and 2005, no single customer represented greater than 5% of total revenues.

Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid financial instruments with original maturities of three months or less at the time of purchase. Short-term investments consist of financial instruments with original maturities ranging from 91 days to less than one year. Cash equivalents and short-term investments consist of commercial paper, corporate debt and money market funds held by a high-credit quality financial institution. Short-term investments are comprised of available-for-sale securities, which are carried at fair value, based on quoted market prices. Unrealized gains (losses) on available-for-sale securities are reflected as a component of accumulated other comprehensive income within shareholders’ equity.

Available-for-sale securities had maturities of less than one year and consisted of the following:

		Gross	Estimated
		Unrealized	Fair
	Cost	Gains	Value
	(In thousands)
As of December 31, 2006:
Short-term marketable securities:
Commercial paper	$48,874	$6	$48,880
Corporate debt	3,976	1	3,977

Total	$52,850	$7	$52,857

As of December 31, 2005:
Short-term marketable securities	—	—	—

Total	$—	$—	$—

Property and Equipment

Property and equipment are stated at cost and reviewed for impairment whenever indicators are present. Depreciation is calculated using the straight-line method, and the cost is amortized over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets are comprised entirely of purchased patents. The following table sets forth the carrying amount of amortizable intangible assets (in thousands):

	As of	As of
	December 31,	December 31,
	2006	2005

Gross carrying amount	$240	$240
Less: accumulated amortization	(160)	(112)

Net carrying amount	$80	$128

Intangible assets are amortized on a straight line basis over their estimated useful lives of five years. Amortization expense is expected to be $48,000 for the year ending December 31, 2007 and $32,000 for the year ending December 31, 2008.

Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2006, there have been no such impairment losses.

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

Stock-Based Compensation

Beginning January 1, 2006, the Company accounted for its employee stock option plans under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. The fair value of the Company’s stock options was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of stock-based awards is amortized over the vesting period of the award. The Company has elected to use the straight-line amortization method for awards granted after the adoption of SFAS No. 123R and continues to use a graded vesting amortization method for awards granted prior to the adoption of SFAS No. 123R.

The Company’s financial statements for the year ended December 31, 2006 reflect the impact of SFAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Financial Statements for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Upon adoption of SFAS No. 123R, the Company has elected the “long form” method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R, paragraph 81. Under the “long form” method, the Company determines the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of the employee stock-based compensation “as if” the Company had adopted the recognition provisions of SFAS No. 123 since its effective date of January 1, 1995. The Company also determines the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effect of employee stock — based compensation awards that were issued after the adoption of SFAS No. 123R and outstanding at the adoption date.

Consistent with prior years, the Company uses the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which our tax attributes are utilized. The “with and without” approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of the Company’s have been considered in the annual tax accrual computation. SFAS 123R prohibits the recognition of a deferred tax asset for an excess tax benefit that has not yet been realized. As a result, the Company will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect benefits of stock-based compensation on items such as the research tax credit or the domestic manufacturing deduction through the consolidated statement of income (continuing operations) rather than through paid-in-capital.

See Note 6 of our Financial Statements for further information regarding stock-based compensation.

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

The Company’s allowance for doubtful accounts is included in accounts receivable as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Balance at beginning of year	$355	$236	$164
Charges to bad debt expense	127	194	75
Bad debt costs realized	(239)	(75)	(3)

Balance at end of year	$243	$355	$236

The Company’s allowance for sales returns is included in accounts receivable as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Balance at beginning of year	$80	$80	$100
Charges to product sales	85	—	—
Sales returns incurred	(85)	—	—
Change in estimate	—	—	(20)

Balance at end of year	$80	$80	$80

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Inventories and Cost of Product Sales

Inventories are stated at the lower of standard cost determined on a FIFO basis or market value. Cost of product sales represents the cost of materials, direct labor and overhead associated with the manufacture of our products, delivery charges, lab services and royalties.

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the years ended December 31, 2006, 2005, and 2004 was approximately $2,436,000, $1,369,000, and $1,057,000, respectively. The cost of advertising was included in selling and marketing expenses in the statements of income. The balance of capitalized advertising expense on the balance sheet was approximately $0.1 million as of December 31, 2006. There was no capitalized advertising expense on the balance sheet as of December 31, 2005.

Shipping and Handling Costs

The Company records shipping and handling costs billed to its customers as product sales and the related expense as cost of products sold.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Numerator:
Net income	$2,527	$12,328	$8,869

Denominator:
Weighted-average number of common shares used in basic earnings per share	17,476	16,883	1,102
Effect of dilutive securities:
Stock options	615	871	1,121
Warrants	79	109	157
Convertible preferred stock	—	—	11,269

Dilutive potential common shares	694	980	12,547

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	18,170	17,863	13,649

Net income per share:
Basic	$0.14	$0.73	$8.05
Diluted	$0.14	$0.69	$0.65

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2006, 2005 and 2004 options to purchase approximately 0.4 million, 0.1 million and 0.3 million shares, respectively, of common stock with exercise prices greater than the average fair market value of the Company’s stock of $16.91, $15.76 and $13.37, respectively, were excluded from the diluted net loss per share calculation because the effect would have been antidilutive.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to FASB Statement 109, Accounting for Income Taxes. Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 at the beginning of its fiscal year 2007. Differences between the amounts recognized in the statements of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position, results of operations or cash flows.

2.	LICENSE ARRANGEMENTS

Adeza has entered into license, clinical trial, supply, and sponsored research and development agreements with universities, research organizations, and commercial companies. Certain of these agreements require payments of royalties on future sales of products resulting from such agreements and may subject Adeza to minimum annual royalty payments to such contract partners. During the years ended December 31, 2006, 2005, and 2004, the total of such royalty costs recorded were approximately $3,116,000, $2,695,000 and $1,900,000, respectively, excluding the effect of a non-recurring reduction in accrued royalties and related royalty costs of $2.7 million that was recorded in the year ended December 31, 2004. Royalty costs are included in cost of product sales. The non-recurring reduction of $2.7 million was primarily related to significant new information that Adeza received in October 2004 which allowed Adeza to conclude that no royalties were due or are required under a license agreement.

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2006	2005

Raw materials	$597	$386
Work in process	193	197
Finished goods	193	266

	$983	$849

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005

Laboratory and other equipment	$2,637	$2,411
Furniture and fixtures	158	157
Leasehold improvements	140	131

	2,935	2,699
Less accumulated depreciation and amortization	(2,481)	(2,351)

Net property and equipment	$454	$348

5.	COMMITMENTS AND OBLIGATIONS

Leases

The Company leases facilities and office equipment under non-cancelable operating leases. The future minimum lease obligations are as follows (in thousands):

	Payments Due in
					2010 and
Contractual Obligations	Total	2007	2008	2009	thereafter

Operating leases	$269	$219	$25	$13	$12

The facility lease obligations are comprised of a facility lease with one-year terms expiring on September 30, 2007. The Company also maintains several office equipment leases which expire on December 31, 2011.

Rent expense was approximately $224,000, $204,000 and $203,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

6.	STOCK-BASED COMPENSATION

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

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company provided disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” $1.0 million of employee stock-based compensation expense was reflected in net income for the year ended December 31, 2005, respectively.

During the preparation of the notes to the consolidated condensed financial statements for the three months ended March 31, 2006, the Company determined that the calculation of its pro forma net income reported under SFAS 123 for the year ended December 31, 2005, as previously reported, was understated primarily as a result of an incorrect change in the fair value calculation (and, therefore, the amortization expense related to) options granted in August 2004. Accordingly, pro forma net income reported under SFAS 123 for the year ended December 31, 2005, presented in the tables below, was revised. These revisions had no effect on the Company’s previously reported results of operations or financial condition. The stock-based employee and director compensation expense previously reported for the year ended December 31, 2005 was $2.6 million, and the pro forma net income previously reported for the year ended December 31, 2005 was $10.8 million.

Year Ended
December 31, 2005
(In thousands, except
per share amounts)

Net income:
As reported	$12,328
Add: Total stock based employee and director compensation expense determined under intrinsic value method for all awards, net of taxes	1,039
Less: Total stock based employee and director compensation expense determined under the fair value method for all awards, net of taxes	(4,856)

Pro forma net income	$8,511

Reported net income per share:
Basic	$0.73
Diluted	$0.69
Pro forma net income per share:
Basic	$0.50
Diluted	$0.48
Shares used to compute net income per share:
Basic	16,883
Diluted	17,863

Impact of Adoption of SFAS No. 123R

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R. Under that transition method, compensation costs recognized in the year ended December 31, 2006, include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

In the year ended December 31, 2006, we recognized compensation expense in connection with the adoption of FAS 123R of $3.3 million. Diluted earnings per share was reduced by $0.07 for the year ended December 31, 2006,

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

respectively, as a result of the Company’s adoption of FAS 123R. As of December 31, 2006 the stock-based compensation capitalized as inventory was minimal.

As a result of adoption FAS 123R, the Company’s income before income taxes and net income for the year ended December 31, 2006 are $2.4 million and $1.0 million lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25.

Equity Incentive Program

The Company’s equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. At December 31, 2006, the equity incentive program consisted of the 2004 Equity Incentive Plan (the 2004 Plan). Under the 2004 Plan, options, stock appreciation rights, stock purchase rights and restricted stock may be issued to employees, officers, directors, and consultants of Adeza. The 2004 Plan permits the grant of share options for up to 1,875,000 shares of common stock. The maximum number of shares shall be increased annually on January 1 of each year by a number of shares equal to the lesser of (a) three percent of the number of shares issued and outstanding on the immediately preceding December 31, (b) 525,000 Shares, and (c) a number of Shares set by the Board. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100% of fair value of Adeza’s common stock on the date of grant. Generally, these options vest ratably over four years and have a term of 10 years. No restricted stock, stock appreciation or purchase rights have been issued as of September 30, 2006.

The following table provides certain information with respect to the 2004 Plan, which was in effect as of December 31, 2006:

Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of		Compensation Plan
	Securities to be		(Excluding
	Issued upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Reflected in
	Outstanding Options	Outstanding Options	Column (a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	1,112,702	$15.71	1,834,517

Upon adoption of SFAS 123(R), the Company used a blended historical volatility in deriving the expected volatility assumption as allowed under SFAS 123(R) and Staff Accounting Bulletin No. 107, or SAB 107. The blended historical volatility was based on a blend of the Company’s own historical experience and the Company’s peer group historical experience. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of our stock options. The expected term of stock options was based on a blend of the Company’s own historical experience and the Company’s peer group historical experience. As stock-based compensation expense recognized in the Statements of Income for the year ended December 31, 2006 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The fair value of stock options granted to employees in the years ended December 31, 2006, 2005 and 2004 was estimated at the date of grant using the Black-Scholes model using the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004

Expected volatility	60%	72%	85%
Risk-free interest rate	4.83%	4.1%	3.3%
Expected term (in years)	4.9	4.6	4.0
Dividends	—	—	—

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

Stock option plans

2004 Equity Incentive Plan

In August 2004, the Company’s board of directors and stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan), which became effective upon the completion of the Company’s initial public offering in December 2004. The Company has reserved a total of 1,875,000 shares of its common stock for issuance under the 2004 Plan, all of which are available for future grant. Under the 2004 Plan options, stock appreciation, stock purchase rights and restricted stock can be issued to employees, officers, directors, and consultants of Adeza. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100% of the fair value of Adeza’s common stock on the date of grant. Generally, these options vest ratably over four years and have a term of 10 years. There were no shares subject to repurchase as of December 31, 2006. No restricted stock, stock appreciation or purchase rights had been issued as of December 31, 2006.

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

Under the 1995 Plan options and purchase rights were issuable to employees, officers, directors, consultants, and promotional representatives of Adeza. The 1995 Plan provided that the exercise price for incentive stock options would be no less than 100% of the fair value of Adeza’s common stock (no less than 85% of the fair value for nonqualified stock options), as determined by the Board of Directors on the date of grant. Generally, these options are immediately exercisable, subject to repurchase rights which lapse ratably over four years and have a term of 10 years. There were no shares subject to repurchase as of December 31, 2006 and 2005. No restricted stock purchase rights had been issued as of December 31, 2006.

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

			Weighted-	Weighted-Average
	Available	Options	Average	Remaining Contract	Aggregate
	for Grant	Outstanding	Exercise Price	Term (in years)	Intrinsic Value
	(In thousands)

Balance at December 31, 2005	2,035,208	1,668,688	$8.53	—	—
Shares authorized	521,290	—	—	—	—
Options granted	(784,775)	784,775	15.35	—	—
Options exercised	—	(171,376)	3.34	—	—
Options forfeited	62,794	(62,794)	15.65	—	—

Balance at December 31, 2006	1,834,517	2,219,293	$11.14	7.8	$9,444

Vested and expected to vest at December 31, 2006		2,114,405	$10.96	7.8	$9,378

Exercisable at December 31, 2006		990,847	$7.21	6.1	$7,972

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.91 as of December 31, 2006, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. Stock options that expired during the year ended December 31, 2006 were minimal.

The weighted average grant date fair value of options granted during the year ended December 31, 2006 was $7.26 per share. The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $2.4 million. The total cash received from employees as a result of stock option exercises during the year ended December 31, 2006 was approximately $0.6 million. In connection with these exercises, the tax benefits realized by the Company for the year ended December 31, 2006 was $3.2 million.

The Company settles employee stock option exercises with newly issued common shares.

As of December 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $8.3 million, and that amount will be recognized over an estimated weighted average amortization period of 2.0 years.

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following summarizes options outstanding and exercisable as of December 31, 2006:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 0.97 - $ 0.97	103,471	1.58 years	$0.97	103,471	$0.97
$ 3.33 - $ 3.33	418,775	5.31 years	$3.33	412,049	$3.33
$ 8.51 - $ 8.51	58,625	7.59 years	$8.51	34,836	$8.51
$10.00 - $10.00	525,720	7.59 years	$10.00	296,389	$10.00
$12.08 - $14.79	159,850	8.61 years	$13.69	53,731	$13.43
$15.11 - $15.11	669,175	9.96 years	$15.11	0	$0.00
$15.88 - $17.17	135,973	8.81 years	$17.13	41,611	$17.10
$19.70 - $19.70	75,000	7.94 years	$19.70	37,500	$19.70
$20.09 - $20.09	14,700	8.96 years	$20.09	5,380	$20.09
$22.20 - $22.20	28,004	9.16 years	$22.20	5,880	$22.20

	2,219,293			990,847

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

For options granted to non employees, the Company determined the estimated fair value of the options using the Black-Scholes option pricing model. Compensation expense is generally being recognized over the option vesting period. For the years ended December 31, 2006, 2005 and 2004, the Company recorded stock-based compensation expense of approximately $37,000, $50,000 and $356,000, respectively, in connection with options granted to nonemployees.

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

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

Warrants

In conjunction with a loan and security agreement with MMC/GATX Partnership No. 1 and Transamerica Business Credit Corporation, Adeza issued warrants to purchase 236,301 shares of Series 3 convertible preferred stock at an exercise price of $2.92 per share. The warrants are scheduled to expire on the later of ten years from the date of the grant or five years after the closing of a public offering. The fair value assigned to these warrants, as determined using the Black-Scholes valuation model, was approximately $475,000. In determining the fair value of the warrants the following assumptions were used: expected volatility of 50%; expected life of 10 years; expected dividend yield of 0%; risk-free interest rate of 6%; stock price at date of grant and exercise price of $2.92 per share. The fair value of these warrants was netted against the related debt and was amortized to interest expense over the terms of the various notes. The Company amortized $24,000 as interest expense in the year ended December 31, 2003 related to these warrants. No interest was amortized in the years ended December 31, 2005 and 2006 related to these warrants. As a result of the completion of the Company’s initial public offering the warrants were exercisable for 196,915 shares of common stock. During 2005 MMC/GATX Partnership exercised in full the warrant it held on a net, or cashless, basis pursuant to which the warrant holder received 78,413 shares of common stock. Warrants to purchase 99,884 shares of common stock at an exercise price of $3.50 per share are outstanding and exercisable at December 31, 2006.

Common stock

The Company has reserved the following shares of common stock for the issuance of options and rights granted under the Company’s stock option plans, as follows:

	December 31,
	2006	2005

Options outstanding	2,219,293	1,668,688
Shares reserved for future option grants	1,834,517	2,035,208
Warrants outstanding	99,884	99,884

	4,153,694	3,803,780

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	INCOME TAXES

For financial reporting purposes, “Income before income taxes” was $6,029,000, 7,816,000, and $9,279,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The provision for (benefit from) income taxes consists of the following:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Current:
Federal	$3,299	$180	$210
State	423	430	200

Total current	3,722	610	410

Deferred:
Federal	(416)	(4,488)	—
State	196	(634)	—

Total deferred	(220)	(5,122)	—

Total provision	$3,502	$(4,512)	$410

The Company’s income tax provision (benefit) differs from the amounts computed by applying the federal statutory income tax rate of 34% to pretax income (loss) for the years ended December 31, 2004 and 2005 and 35% to pretax income (loss) for the year ended December 31, 2006 as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

U.S. federal taxes at federal statutory rate	$2,110	$2,657	$3,155
State taxes, net of federal benefit	403	(135)	132
Net operating losses not benefitted (benefitted)	—	(7,407)	(3,091)
Non deductible stock compensation	784	215	—
Other individually immaterial items	205	158	214

Total provision (benefit)	$3,502	$(4,512)	$410

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Net operating losses	$1,976	$5,054
Research credits	1,646	1,531
Capitalized research and development	171	156
Other, net	652	691
Non-deductible stock compensation	683	—

Total deferred tax assets	5,128	7,432
Valuation allowance	—	(2,310)

Net deferred tax assets	$5,128	$5,122

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. In December 2006, based upon the level of historical taxable income and projections for future taxable income, we concluded that it was more likely than not that our deferred tax assets would be realized with the exception of deferred tax assets related to stock option benefits. The valuation allowance decreased by $2,310,000 and $6,960,000, and increased by $8,070,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123R. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to SFAS No. 123R, footnote, 82, the benefit of these stock option benefits will only be recorded to equity when they reduce cash taxes payable. As a result, $1,715,000 of the change in the valuation allowance in 2006 related to amounts accounted for in the memo account.

The Company’s income taxes payable for federal and state tax purposes has been reduced by the tax benefits associated with the exercise of stock option in the current year. The benefits applicable to stock options were credited to equity during the years ended December 31, 2006 and 2005 were $3,247,000 and $260,000, respectively.

As of December 31, 2006, the Company had federal net operating loss carry forwards of approximately $9,970,000. The Company also has state net operating loss carryforwards of approximately $3,690,000. The Company also had federal and state research and development tax credit carry forwards of approximately $600,000 and $1,100,000, respectively. The federal net operating loss and tax credit carry forwards will expire at various dates beginning in 2007 through 2024, if not utilized. The state net operating losses expires at various dates beginning in 2007. The state research and development tax credit carry forward indefinitely. The Company also has alternative minimum tax credit carryforwards of $270,000 which have no expiration date.

As of December 31, 2006, the portion of the federal net operating loss carry forward which relate to stock option benefits is approximately $4,200,000. The portion of the state net operating loss carry forward which relate to stock option benefits is approximately $3,690,000. Pursuant to SFAS No 123R, the benefit of these net operating loss carry forwards will only be recorded to equity when they reduce cash taxes payable.

The Company has reviewed whether the utilization of its net operating losses and research credits were subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We do not expect the disclosed net operating losses and research credits carryovers to expire before utilization.

ADEZA BIOMEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	BENEFIT PLAN

The Company’s 401(k) Plan allows eligible employees to make contributions of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. The Company had not made any matching contributions through January 31, 2007. Effective February 1, 2007, the Company began matching 50% up to a maximum of $3,000 per employee. Employees become eligible for participation in the 401(k) Plan after completing 30 days of employment with the Company.

10.	RELATED PARTY TRANSACTIONS

In 2000, a loan offer was made to an officer of the Company. The agreement to the loan was ratified by the Board of Directors on April 21, 2001, for an amount of $183,000, with the minimum interest rate allowed by the internal revenue service. According to the terms agreed upon, 20% of the loan would be forgiven in principal and accrued interest at the end of each twelve months of employment. The loan would be due and payable within 30 days following termination by Adeza for cause. In the event of a change of control or merger with another company or of termination without cause, the loan and accumulated interest would be forgiven. The loan contemplated was executed on February 28, 2003 for $109,800, which was issued to the officer at that time. All other terms were in accordance with the original loan offer. Subject to the officer’s continued employment, the loan and related interest would have been forgiven in 2003 to 2006. On August 4, 2004, the Company, upon approval of its Board of Directors, forgave the remaining balance of the loan. In the year ended December 31, 2004, $76,250 of the principal was forgiven and recorded to general and administrative expenses.

11.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2006				2005
	Fourth	Third	Second	First	Fourth		Third	Second	First
	(In thousands)

Total sales	$14,690	$13,471	$13,029	$10,793	$11,940		$11,419	$10,634	$9,610
Gross profit	12,389	11,510	11,122	9,038	10,365		9,716	9,205	8,183
Income before income taxes	3,088	1,855	1,074	12	2,062		2,286	1,931	1,537
Provision for (benefit from) income taxes	1,855	1,104	537	6	(4,831	)(1)	136	102	81
Net income	1,233	751	537	6	6,893		2,150	1,829	1,456
Basic net income per share	$0.07	$0.04	$0.03	$0.00	$0.40		$0.13	$0.11	$0.09
Diluted net income per share	$0.07	$0.04	$0.03	$0.00	$0.38		$0.12	$0.10	$0.08

(1)	Provision for (benefit from) income taxes in the fourth quarter of 2005 includes a non-recurring benefit from income taxes of $5.1 million primarily related to a reversal in our valuation allowance for deferred tax assets.

12.	SUBSEQUENT EVENT (UNAUDITED)

On February 11, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Cytyc Corporation, a Delaware corporation (“Cytyc”) and Augusta Medical Corporation, a Delaware corporation and a direct wholly-owned subsidiary of Cytyc (“Purchaser”), under which Purchaser will acquire all of the shares of the Company’s common stock for a purchase price of $24.00 per share, net to the holders thereof, in cash. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer to acquire all the outstanding Shares as promptly as practicable (and in any event within 10 business days). The purchase price is expected to be approximately $450 million, which will be paid by Cytyc at closing in cash. The acquisition is subject to satisfying a number of closing conditions, including shareholder and regulatory approvals, and is expected to close before the end of March 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of Delaware, has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California on this 15th day of March 2007.

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

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated above:

Signature	Title(s)

/s/ Emory V. Anderson Emory V. Anderson	President, Chief Executive Officer and Director (principal executive officer)

/s/ Mark D. Fischer-Colbrie Mark D. Fischer-Colbrie	Senior Vice President, Finance and Administration and Chief Financial Officer (principal financial and accounting officer)

/s/ Andrew E. Senyei, MD Andrew E. Senyei, MD	Chairman of the Board

/s/ Craig C. Taylor Craig C. Taylor	Director

/s/ Kathleen D. LaPorte Kathleen D. LaPorte	Director

/s/ Michael P. Downey Michael P. Downey	Director

/s/ C. Gregory Vontz C. Gregory Vontz	Director

EXHIBIT INDEX

Exhibit
Number		Description
3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.2(1)	Amended and Restated Bylaws.
4	.1(1)	Specimen Stock Certificate.
10	.1(1)*	1995 Stock Option and Restricted Stock Plan.
10	.2(2)*	2004 Equity Incentive Plan.
10	.3(1)	Exclusive License Agreement, dated August 12, 1992, between Adeza and the Fred Hutchinson Cancer Research Center, together with the First Amendment to Exclusive License Agreement and Consent dated May 9, 1996 and Amendment No. 1 to Exclusive License Agreement dated April 30, 1998.†
10	.4(1)	Investors’ Rights Agreement, dated September 19, 2001, between Adeza and certain Stockholders of Adeza.
10	.5(1)	License Agreement, dated July 25, 1997, between Adeza and the Trustees of the University of Pennsylvania.†
10	.6(1)	Agreement and Release, dated March 3, 1998, between Adeza and Matria Healthcare, Inc.†
10	.7(1)	Net Industrial Space Lease, dated July 7, 1999, between Adeza and Tasman V, LLC.
10	.8(3)	Third Amendment to the Net Industrial Space Lease, dated July 15, 2005 between Adeza and Tasman V, LLC.
10	.9(3)	Net Industrial Space Lease, dated July 1, 2005, between Adeza and Tasman V, LLC.
10	.10(1)	Service Agreement, dated as of March 31, 1999, between Adeza and Ventiv Health U.S. Sales LLC (formerly known as Snyder Healthcare Sales Inc.), together with First Amendment to Service Agreement dated March 8, 2002, Second Amendment to Service Agreement dated July 22, 2002, and Third Amendment to Service Agreement dated May 15, 2004.†
10	.11(1)	Warrant to Purchase Shares of Series 3 Preferred Stock, dated March 23, 1999, between Adeza and Transamerica Business Credit Corporation and its assignees.
10	.12(1)	Form of Indemnification Agreement for Directors and Officers.
10	.13(1)	Agreement, dated December 24, 1998, between Adeza and Unilever PLC.†
10	.14(1)	Second Amendment to Lease, dated October 12, 2004, between Adeza and Tasman V, LLC.
10	.15(1)*	Management Continuity Agreement, dated October 21, 2004, between Adeza and Emory Anderson.
10	.16(1)*	Management Continuity Agreement, dated October 21, 2004, between Adeza and Mark Fischer-Colbrie.
10	.17(1)*	Form of Management Continuity Agreement, dated October 21, 2004, between Adeza and Durlin Hickok, Robert Hussa and Marian Sacco.
10	.18(4)	Net Industrial Space Lease, executed on September 19, 2006, between Adeza and Tasman V, LLC.
10.19		Fifth Amendment to Service Agreement, dated as of December 11, 2006, between Adeza and Ventiv Commercial Services, LLC (formerly known as Ventiv Pharma Services, LLC and Ventiv Health U.S. Sales, LLC.††
10	.20*	Management Continuity Agreement, dated January 12, 2007, between Adeza and Emory Anderson.
10	.21*	Management Continuity Agreement, dated January 12, 2007, between Adeza and Mark Fischer-Colbrie.
10	.22*	Management Continuity Agreement, dated January 12, 2007, between Adeza and Durlin Hickok.
10	.23*	Management Continuity Agreement, dated January 12, 2007, between Adeza and Robert Hussa.
10	.24*	Management Continuity Agreement, dated January 12, 2007, between Adeza and Marian Sacco.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Powers of Attorney (included on signature page).
31.1		Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Emory V. Anderson.
31.2		Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Mark D. Fischer-Colbrie.

Exhibit
Number	Description
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Emory V. Anderson.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Mark D. Fischer-Colbrie.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-118012) initially filed with the Securities and Exchange Commission on August 6, 2004.

(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration No. 333-122430) filed with the Securities and Exchange Commission on January 31, 2005.

(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006, as amended.

(4)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2006.

*	Management compensatory plan or contract.

†	Confidential Treatment granted. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

††	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of this exhibit under Rule 406 of the Securities Act of 1933. Omitted material for which confidential treatment has been separately requested has been separately filed with the Securities and Exchange Commission.